Form 10-K
period 2025-03-31
Verses AI Inc.
filed 2025-07-14
CIK 1879001

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended March 31, 2025

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______ to ______

Commission file number 000-56692

VERSES AI INC.

(Exact name of registrant as specified in charter)

British Columbia, Canada	88-2921736
(State or other jurisdiction of incorporation or organization)	I.R.S. Employer Identification No.

2121 Avenue of the Stars, 8th Floor Los Angeles, CA	90067
(Address of principal executive offices)	(Zip code)

(310) 988-1944

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act: None.

Securities registered pursuant to Section 12(g) of the Act: None.

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See definition of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
		Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act) Yes ☐ No ☒

The aggregate market value of the voting stock and non-voting common equity held by non-affiliates of the registrant as of the last business day of the registrant’s most recently completed second fiscal quarter ended September 30, 2024 was approximately $5.3 million based upon the closing price of the registrant’s Class A Subordinate Voting Shares of $14.09 on the OTCQB as of September 30, 2024.

As of July 11, 2025, there were 9,847,199 shares of the Registrant’s Class A Subordinate Voting Shares, without par value, outstanding.

Documents Incorporated by Reference: None.

CAUTIONARY NOTE ON FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Any statements in this Annual Report on Form 10-K about our expectations, beliefs, plans, objectives, assumptions or future events or performance are not historical facts and are forward-looking statements. These statements are often, but not always, made through the use of words or phrases such as “believe,” “will,” “expect,” “anticipate,” “estimate,” “intend,” “plan” and “would.” For example, statements concerning financial condition, possible or assumed future results of operations, growth opportunities, industry ranking, plans and objectives of management, markets for our Class A Subordinate Voting Shares and future management and organizational structure are all forward-looking statements. Forward-looking statements are not guarantees of performance. They involve known and unknown risks, uncertainties and assumptions that may cause actual results, levels of activity, performance or achievements to differ materially from any results, levels of activity, performance or achievements expressed or implied by any forward-looking statement.

Any forward-looking statements are qualified in their entirety by reference to the risk factors discussed throughout this Annual Report on Form 10-K. Some of the risks, uncertainties and assumptions that could cause actual results to differ materially from estimates or projections contained in the forward-looking statements include, but are not limited to:

●	the competitive and business strategies of the Company (as defined herein);

●	the Company’s research roadmap and expectations regarding the Company’s development of artificial intelligence (“AI”);

●	the Company’s participation in AI benchmark challenges and expectations regarding the public release timeline of Genius (as defined herein);

●	market prices, values and other economic indicators;

●	receipt and timing of any required governmental, regulatory and third-party approvals, licenses and permits;

●	the performance of the Company’s business and operations;

●	the intention to grow the business, operations and potential activities of the Company;

●	the Company’s competitive positioning;

●	the Company’s anticipated partnerships and agreements with third parties and the expected outcomes of such partnerships and agreements;

●	possible events, conditions or financial performance that is based on assumptions about future economic conditions and courses of action;

●	timing, costs and potential success of future activities on the Company’s facilities and projects;

●	future outlook and goals relating to the Company’s strategy;

●	whether the Company will have sufficient working capital and its ability to raise additional financing required in order to continue development of its business and continue operations;

●	the Company’s expected reliance on key management personnel, advisors and consultants;

●	the Company’s intended compensation policy and practices and compensation structure;

●	the capabilities of Genius and Genius-based applications;

●	the development and roll-out of Genius and Genius-based applications;

●	the expected competitive aspects of Genius and Genius-based applications in the market;

●	the scalability of the Spatial Web (as defined herein) and Genius;

●	beliefs and intentions regarding the ownership or potential ownership of any material patents, trademarks and domain names used in connection with the Company’s products and services;

●	analyses and other information based on expectations of future performance and planned products;

●	planned expenditures and budgets and the execution thereof; and

●	anticipated results and developments in the Company’s operations in future periods and other matters which may occur in the future.

Forward-looking information is not a guarantee of future performance and is based upon a number of estimates and assumptions of management in light of management’s experience and perception of trends, current conditions and expected developments, as well as other factors that management believes to be relevant and reasonable in the circumstances, including, without limitation, assumptions about:

●	possible events, conditions or financial performance that is based on assumptions about future economic conditions and courses of action;

●	general economic, financial market, regulatory and political conditions in which the Company operates;

●	general demand and consumer interest in the Company’s products;

●	the competitive environment in which the Company operate;

●	the ability of the Company to grow its market share and the Company’s growth outlook;

●	anticipated and unanticipated costs that the Company may face;

●	estimated contracted revenue, revenue structures and revenue from operations;

●	there being no significant delays in the development and commercialization of Genius and other products and services;

●	the ability of the Company to raise any necessary capital on acceptable terms;

●	the ability of the Company to anticipate future needs of clients and partners;

●	the ability of the Company to maintain and effect sufficient research and development capabilities;

●	the ability of the Company to execute the Company’s growth, sales and customer acquisition strategies;

●	the ability of the Company to attract and retain skilled personnel;

●	the ability of the Company to obtain qualified staff and in a timely and cost-efficient manner;

●	there being no significant barriers to the acceptance of the Company’s products and services;

●	the continued adoption and acceptance of the Spatial Web;

●	stability in financial and capital markets;

●	fluctuations in capital markets and share prices;

●	the accuracy of budgeted costs and expenditures;

●	future currency exchange rates and interest rates;

●	the timely receipt of any required governmental, regulatory and third-party approvals, license and permits on favorable terms and any required renewals of the same;

●	legislation and regulation favoring the furtherance of AI applications; and

●	requirements under applicable laws.

While the Company considers these assumptions to be reasonable, the assumptions are inherently subject to significant business, social, economic, political, regulatory, competitive and other risks and uncertainties, contingencies and other factors that could cause actual actions, events, conditions, results, performance or achievements to be materially different from those projected in the forward-looking information. Many assumptions are based on factors and events that are not within the control of the Company and there is no assurance they will prove to be correct.

Furthermore, by their very nature, forward-looking information involves a variety of known and unknown risks, uncertainties and other factors which may cause the actual plans, intentions, events, results, performance or achievements of the Company to be materially different from those expressed or implied by such forward-looking information. Such risks, uncertainties and other factors include, without limitation: the industry-wide risks; fluctuations in capital markets and share prices; price volatility; risks related to the ability to obtain financing needed to fund the continued development of the Company’s business; changes in the Company’s business plans; risks related to the Company’s limited operating history; the Company requiring additional funding to maintain operations; risks related to the Company’s negative cashflow from operating activities; the Company’s failure to implement its growth strategy; risks related to conflicts of interest involving the Company’s management; risks related to the uncertainty of the Company’s use of available funds; risks related to proprietary AI algorithms; the failure of the Company to manage its growth; risks related to the Company’s reliance on strategic partnerships; risk associated with security breaches; risk associated with software errors or defects; risks associated with insufficient insurance coverage; the Company’s failure to maintain, promote and enhance its brand; the Company’s dependence on customer Internet access and use of Internet for commerce; risks associated with privacy and security of sensitive information; risks associated with changes in technology affecting the Company’s business and products; risks associated with the competitive environment of the Company’s industry; risks associated with the uncertainty of market opportunity estimates and growth forecasts; risks associated with reputational damage; the Company’s inability to protect its intellectual property; the volatility of the global economy; the Company’s dependence on management and key personnel; risks associated with government regulation affecting the Company; the Company being subject to civil or other legal proceedings; risks related to reporting requirements arising from the Company’s reporting issuer status; risks associated with future acquisitions; risks related to the maintenance of effective internal controls by the Company; the potential that no active or liquid market for the Class A Subordinate Voting Shares may develop or be sustained; the speculative nature of an investment in the Class A Subordinate Voting Shares; risk that the market price of the Class A Subordinate Voting Shares may not represent the Company’s performance or intrinsic value; risks associated with the influence of reports published by securities or industry analysts on the trading market of the Class A Subordinate Voting Shares; risks associated with price volatility of publicly traded securities; risks associated with the future dilution of the Company’s securities; risks associated the payment of dividends; and other risks discussed under “Risk Factors” below.

The foregoing is not an exhaustive list of the risks and factors that may affect the Company’s forward-looking information. Although the Company has attempted to identify important factors that could affect the Company and may cause actual actions, events, conditions, results, performance or achievements to differ materially from those described in the forward-looking information, there may be other factors that cause actions, events, conditions, results, performance or achievements not to be as anticipated, estimated or intended. In addition, we cannot assess the impact of each factor on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements.

The Company cautions that the foregoing lists of important assumptions and factors are not exhaustive. Other events or circumstances could cause actual results to differ materially from those estimated or projected and expressed in, or implied by, the forward-looking information contained in this Annual Report on Form 10-K. You should read this Annual Report on Form 10-K and the documents that we reference herein and have filed as exhibits to the Annual Report on Form 10-K, completely and with the understanding that our actual future results may be materially different from what we expect. There can be no assurance that forward-looking information will prove to be accurate, as actual results and future events could differ materially from those anticipated in such information. You should assume that the information appearing in this Annual Report on Form 10-K is accurate as of the date hereof. Accordingly, readers should not place undue reliance on forward-looking information. Except as required by law, the Company undertakes no obligation to update any forward-looking statement to reflect events or circumstances after the date on which the statement is made or to reflect the occurrence of unanticipated events.

We qualify all of the information presented in this Annual Report on Form 10-K, and particularly our forward-looking statements, by these cautionary statements.

INDUSTRY, MARKET AND OTHER DATA

In this Annual Report on Form 10-K, we rely on and refer to information and statistics regarding our market share and the markets in which we compete. We have obtained some of this market share information and industry data from internal surveys, market research, publicly available information and industry publications. Such reports generally state that the information contained therein has been obtained from sources believed to be reliable, but the accuracy or completeness of such information is not guaranteed. Although we believe this information is reliable, we have not independently verified, nor can we guarantee, the accuracy or completeness of that information.

TRADEMARKS AND TRADE NAMES

Genius™, WAYFINDER™ and other trademarks or service marks of ours appearing in this prospectus are our property. This prospectus also contains additional trade names, trademarks and service marks belonging to other parties. We do not intend our use or display of other parties’ trademarks, trade names or service marks to imply, and such use or display should not be construed to imply, a relationship with, or endorsement or sponsorship of us by, these other parties. Solely for convenience, the trademarks, service marks and trade names referred to in this prospectus may appear without the ®, TM or SM symbols, but such references are not intended to indicate, in any way, that we will not assert, to the fullest extent under applicable law, our rights or the right of the applicable licensor to these trademarks, service marks and trade names.

PART I

Throughout this Annual Report on Form 10-K, the “Company,” “VERSES,” “we,” “us,” and “our” refers to Verses AI Inc., individually, or as the context requires, collectively with its subsidiaries. Unless stated otherwise or the context otherwise requires, in this Annual Report on Form 10-K, references to “CAD$” are to Canadian dollars and references to “$” are to United States dollars. On March 31, 2025, the noon buying rates in New York City for cable transfers in foreign currencies as certified for customs purposes by the Federal Reserve Bank of New York, referred to as the “Noon Buying Rate”, for the conversion of Canadian dollars into United States dollars was CAD$1.00 equals $0.6956.

ITEM 1. BUSINESS

Overview

VERSES is a cognitive computing company specializing in next generation intelligence software systems. We are primarily focused on developing an intelligence-as-a-service smart software platform called Genius.

We launched a private beta program of Genius in early 2024 with a few select users with whom we had existing business relationships and launched a public beta program for a broader number of developers in the second half of 2024.

On April 30, 2025, we announced the launch of our flagship product, Genius, which is designed to enable agentic intelligence for enterprises. The initial target audience for Genius is machine learning and data science professionals trying to solve enterprise problems that require prediction where there is uncertainty or hidden factors. Genius is designed to provide the tools necessary to build domain-specific models that are intended to improve decision-making (inference as a service) for third-party agents through our software development kits/application programming interfaces and model editor. We intend to market Genius to developers as a Software-as-a-Service (“SaaS”) for making their applications smarter, safer and more sustainable. We anticipate offering multiple subscription tiers priced based on usage and pricing will be informed by various performance metrics gathered during the beta program.

Genius includes:

●	Intelligent, autonomous software agents
●	A visual model editor for building and testing AI models
●	APIs to integrate with existing enterprise systems
●	A full-featured developer portal for rapid deployment

Since the launch of Genius we have announced new customers and resellers in a number of sectors and use cases including smart cities (Analog), financial services, workforce scheduling, IT consulting and manufacturing

Background

We believe civilization is transitioning from the information age to the intelligence age. However, despite the large potential addressable market, we believe the AI industry faces several challenges, such as:

●	Unreliability. According to recent surveys, the majority of U.S. companies that have invested in AI report that they have scaled their investment. We believe that this is because mainstream AI approaches cannot be relied upon in high stakes enterprise situations such as running a bank or operating a factory.
●	Technological Limitations: Current AI approaches are limited primarily to sophisticated pattern recognition but do not have the ability to understand the world, or to reason, plan, and learn. AI models based on the mainstream approach to Deep Learning (“DL”) and Reinforcement Learning (“RL”) are constrained by the quantity and quality of data. Moreover, once trained, a model is not updatable.

●	Narrowly Applicable and Lack of Interoperability: The textual and graphical outputs of Generative AI models such as ChatGPT (OpenAI), Gemini (Google), Midjourney, and others are single purpose tools, and we believe they are incapable of adapting to and overcoming changing conditions and uncertainty, learning new concepts and performing a broad array of tasks and activities. To achieve human-level intelligence and beyond, we believe that software agents must not only understand and be curious about what they are doing and why they are doing it, but they must also be able to adapt, share what they learn, and explain how they learned it.

●	Scale: Generative AI is expensive to develop, requiring massive amounts of data, labor, computation, and energy.

●	Network Design: While Artificial “General” or “Super” Intelligence is generally portrayed as a single entity, an all-knowing monolithic artificial brain, we believe that the apex of the intelligence age will more likely be a distributed network or ecosystem of intelligences, both synthetic and natural.

●	Lack of Vision: Digital Transformation, a concept typically associated with terms such as Web 3.0, Industry 4.0, the Metaverse, the Internet of Things (“IoT”), Smart Cities and Digital Twins, each with a slightly different emphasis, in our view, lacks a specific prescription for how to attain the overarching vision.

Our Approach to Developing Artificial Intelligence

Our strategy has been different to LLM companies, and draws inspiration from human intelligence and the human brain, which has evolved to be efficient at thriving in our world. For example, a human brain operates on only 20 Watts and can quickly adapt to a changing environment.

The brain models the world and evaluates it against what it senses. To do this, the brain runs experiments, assesses how well its model works, and then tests this model in the real world. Based on the results, the brain model decides whether to keep the current model or adapt it to better match reality.

Professor Karl Friston, is our Chief Scientist and one of the world’s most cited neuroscientist. He and others have, over the last few decades, described this brain evaluation process of adaptation as ‘active inference’.

In collaboration with Professor Friston, Verses approaches active inference providing three unique differentiators from other AI models.

1.	Level of detail. Genius is designed to zoom in or out in the same way that people can view their house on Google Maps at a very high zoom level, seeing the trampoline in their garden, or at a very low zoom level, seeing the city or country. Our models can be efficient by zooming in and out on specific problems.

2.	Specialization. Genius is designed to break up problem solving in the same way that the human brain breaks up problem solving. For instance, the occipital lobe deals with vision, while the temporal lobe deals with planning.

3.	Network Effects. Genius enables data, devices and agents to work together, just as humans can be more effective working as a team.

Using this approach, we recently unveiled what we believe is the world’s first digital brain, AXIOM, which has different regions, with modules for vision, memory, prediction and reasoning. These then recombine to work together to sense, reason, plan, act and learn.

In benchmarking AXIOM, we believe that is both more reliable and dramatically more efficient than other top models.

We believe that our approach gives us a competitive advantage in several key areas:

●	Product advantage: Our approach provides the mathematical foundation for how our AI learns and makes decisions. We believe that this results in models that are more explainable to humans and easier to trust, which is particularly important in regulated or high-stakes environments.
·
●	Technical advantage: Because our approach is grounded in real-world physics, we believe it enables us to model physical and biological systems more accurately than traditional digital-only approaches. This is especially useful for enterprise applications involving real-world processes, such as optimizing supply chains, designing materials, or modeling human behavior. This approach allows us to automate decisions in uncertainty
·
●	Efficiency advantage: Because our approach mirrors nature, we believe our approach provides advantages in terms of efficiency in both power consumption and in speed.

Product Offerings

Genius

We launched our product, Genius, in April 2025 which we believe is a cutting edge agentic enterprise intelligence platform for rapidly building reliable domain-specific predictions and decisions, and is particularly useful for problems where there is volatility, uncertainty, complexity or ambiguity. We continue to develop it further to add functionality. Genius is designed from the ground up to accelerate time-to-value for machine learning researchers, engineers and data scientists working on enterprise-class challenges.

Competition

The markets in which we operate are competitive and evolving rapidly. Genius directly or indirectly competes in a number of categories against leaders in AI including Scale AI, OpenAI, Anthropic, Cohere, C3 AI, and Mistral, all of which employ an approach that can be classified as generative AI.

The principal competitive factors in the Company’s market are:

●	the ability to provide capabilities that reliably and efficiently meet current and future technology requirements;

●	ease of deployment;

●	explainability;

●	customer relationship, reputation, and brand recognition;

●	resources for customer, technology and platform supports; and

●	strength of sales and marketing efforts.

VERSES expects competition to evolve as the market continues to grow, evolve and attract new market entrants, especially smaller emerging companies focused on different AI tools and platforms.

Competitive Strengths

We believe that we have several competitive advantages including, but not limited to the following:

●

Team and Domain Expertise. Professor Karl Friston, our Chief Scientist, developed the Active Inference framework. The Company’s research and development team is composed of experienced researchers and engineers from a range of disciplines including neuroscience, robotics, enterprise SaaS, media, and systems integrations.

●

Spatial Web. VERSES has worked closely on the recently approved IEEE P2874 Spatial Web Standard designed to address interoperability and trust. VERSES plans to support the P2874 standards in future releases of Genius. This will enable enterprises to develop intelligent agents interoperate more easily and obey enterprise-defined policies and laws. For Genius customers, this can mean quicker development and deployment and lower integration costs.

●	Product and research. We believe Genius allows our customers to accelerate time-to-value for machine learning researchers, engineers and data scientists working on enterprise-class challenges.

●	Strategic Relationships. VERSES is focused on a multi-pronged approach to fostering relationships with channel partners and systems integrators.

Growth Strategy

It is the intention that Genius serve various roles for different end users in many different markets. These markets will require different growth strategies, pricing models, industry partnerships and sales cycles.

●

Genius: In order to demonstrate the versatility and broad applicability of what we believe is Genius’ unique value proposition – adaptive intelligence – we anticipate working closely with domain experts, consultants and resellers in various verticals and supporting their implementations.

●

Exchange: Over the long-term, we believe there is an opportunity for hosting a marketplace where third party developers and software engineers can offer agents, connectors, and applications powered by Genius.

●

New Products: We may discover the need or opportunity to develop first party applications powered by Genius which may simply enhance the attractiveness of the platform or may be an opportunity for additional monetization.

●

Strategic & Accretive M&A: From time to time, we may identify acquisition opportunities that are in similar verticals to us that could have a number of benefits including: expanding customer relationships, accelerating AI tools and leveraging additional AI infrastructure. These opportunities could range materially in size and scale. Any determination to act in this regard will be based on market conditions and opportunities existing at the time and accordingly, the timing, size or success of any efforts and associated potential capital commitments are unpredictable.

Sales and Marketing

Our sales team focuses on new sales opportunities mostly within our enterprise and channel partner ecosystem.

To generate demand, we have developed a library of whitepapers, demonstrations and proofs-of-concept generated by our research and development (“R&D”) team to help qualify and quantify the business value of continued investment or inspire new product development.

Research and Development

Our AI R&D team, led by Chief Scientist, Professor Karl Friston, is composed of experts in computational neuroscience, which is the study of the principles that govern the development, structure, physiology, and cognitive abilities of the brain and the nervous system, and how these mathematical and statistical models can be applied in software.

The core function of our R&D team is to explore new techniques and emerging technologies while working closely with our engineering staff to align outcomes with commercial product objectives. Among other things, the team generates whitepapers, demonstrations and proofs-of-concept in order to help qualify and quantify the business value of continued investment or inspire new product development.

Our team of multi-PhD researchers have collectively published over 2,000 papers and bring a diverse set of competencies and expertise including:

●	Active Inference;

●	Bayesian Scene Graphs;

●	Category Theory;

●	Cognition and Neuroscience Modeling;

●	Computational Phenomenology;

●	Control Theory;

●	Eco-Bio-Psycho-Social;

●	Free Energy Principle;

●	Model-based Reinforcement Learning;

●	Social Sciences (philosophy, neuroscience, psychology, anthropology); and

●	Swarm Intelligence.

Currently, we only use open-source datasets such as MNIST and CIFAR. We have no plans to use any personally-identifiable-information or other form sensitive data to train our systems, and we intend to avoid storing and/or processing any personally-identifiable-information or other sensitive information about or from members of the public to the fullest extent possible.

Recent Developments

On April 28, 2025, the Company announced the closing of a registered securities offering in Canada pursuant to which the Company sold 916,666 units at a price of $8.64 (CAD$12.00) per unit for gross process of approximately $7.9 million (CAD$11.0 million). Each unit consists of one Class A Subordinate Voting Share and one-half of one share purchase warrant. Each whole warrant entitles the holder to purchase one Class A Subordinate Voting Share at an exercise price of $10.80 (CAD$15.00) per share, subject to adjustment as provided therein, for a period of 36 months from the date of issuance. In connection with the offering, the Company paid the agents a cash commission equal to $432,540 (CAD$600,000) and issued the agents warrants (“Compensation Warrants”) to purchase up to 70,334 Class A Subordinate Voting Shares. Each Compensation Warrant is exercisable into one Class A Subordinate Voting Share at an exercise price of $8.64 (CAD$12.00) per share, subject to adjustment as provided therein, for a period of 36 months from the date of issuance.

On June 23, 2025, the Company effectuated a one-for-three reverse stock split of its issued and outstanding Class A Subordinate Voting Shares.

On July 11, 2025, the Company closed of a public offering of 1,007,764 units at a of $6.946 (CAD$9.50) per unit for gross proceeds of approximately $7,000,331 (CAD$9,573,758), before deducting commissions and estimated expenses incurred in connection with the offering. Each unit consists of one Class A Subordinate Voting Share of the Company and one-half of one Class A Subordinate Voting Share purchase warrant. Each whole warrant is exercisable to acquire one Class A Subordinate Voting Share at a price of $8.41 (CAD$11.50) per share for a period of 36 months from the date of issuance.

Intellectual Property Portfolio

VERSES recognizes the importance of its intangible assets such as brand names, relationships with customers and partners, licenses, and trade secrets. To protect its products and processes, VERSES periodically reviews opportunities to register copyrights, trademarks, and patents in different countries. The following are provisional patent applications, copyrights, and trademarks that are relevant to our business.

Non-Provisional Patent Applications

●	As of July 11, 2025, we have submitted formal non-provisional applications in the United States through the U.S. Patent and Trademark Office (“USPTO”) for the four patents listed below. The non-provisional filings have been assigned new applications serial numbers, which are set out below.

●	“METHOD AND SYSTEM FOR AUTOMATICALLY DEVELOPING RULES FOR AGENTS DRIVING DEVICE BEHAVIOR”, provisional filed on May 1, 2023 (old provisional # 63/499,287) (new U.S. non-provisional application serial number 18/651,479, converted April 30, 2024).

●	“METHOD AND SYSTEM FOR SPECIFYING AN ACTIVE INFERENCE BASED AGENT USING NATURAL LANGUAGE”, provisional filed on July 12, 2023 (old provisional # 63/513,322) (new U.S. non-provisional application serial number 18/770,654, converted August 18, 2024).

●	“METHOD AND SYSTEM FOR PROBABILISTIC QUERYING OF A VECTOR GRAPH DATABASE”, provisional filed on July 25, 2023 (old provisional # 63/515,573) (new U.S. non-provisional application serial number 18/783,398, converted July 24, 2024).

●	“METHOD OF UPDATING GRAPH DATABASES BY USING COMPUTATION GRAPHS”, provisional filed on September 1, 2023 (old provisional # 63/580,314) (new U.S. non-provisional application serial number 18/809,219, converted August 19, 2024).

●	“A METHOD FOR AUTOMATICALLY EXPANDING FACTOR GRAPH DATABASE”, provisional filed on October 27, 2023 (old provisional # 63/593,745) (new U.S. non-provisional application serial number 18/927,933, converted October 26, 2024).

●	“A METHOD FOR GENERATING USER SPECIFIC INTERFACES USING GENERATIVE UI”, provisional filed on November 29, 2023 (old provisional # 63/604,123) (new U.S. non-provisional application serial number 18/963,247, converted February 2, 2025).

●	“A METHOD OF IMPROVING TEXT VECTORIZATION USING DEPTH FIRST SEARCH AND RADIX TREES”, provisional filed on January 8, 2024 (old provisional # 63/618,776) (new U.S. non-provisional application serial number 19/004,267, converted December 28, 2024).

●	“A METHOD FOR EXTRACTING, TRANSFORMING AND LOADING LEGAL INFORMATION ONTO AUTONOMOUS AGENTS USING LARGE LANGUAGE MODELS AND COMPUTER GRAPH DATABASES”, provisional filed on February 5, 2024 (old provisional # 63/549,994) (new U.S. non-provisional application serial number 19/043,493, converted February 8, 2025).

●	“A METHOD OF DIGITAL DOCUMENT REVIEW USING FACTOR GRAPH DOCUMENT DATABASES”, provisional filed on February 27, 2024 (old provisional # 63/558,504) (new U.S. non-provisional application serial number 19/064,659, converted February 26, 2025).

●	“A METHOD OF INTERAGENT COMMUNICATION IN PROBABILISTIC AGENTS IMPLEMENTING FACTOR GRAPH DOCUMENT DATABASES”, provisional filed on April, 08 2024 (old provisional # 63/631,184) (new U.S. non-provisional application serial number 19/095,775, converted March 31, 2025).

Additionally, the PCT application “METHOD AND SYSTEM FOR OPTIMIZING A WAREHOUSE” (provisional filed on September 21, 2022 and subsequently filed under the PTC - old provisional # 63/360,286) was converted to a non-provisional on March 19, 2024, with only the USA being selected for localization (new non-provisional application serial number 18/693,486).

Provisional Patent Applications

As of July 11, 2025, we have filed the following provisional applications with the USPTO:

●	“A METHOD FOR PERFORMING GAUSSIAN SPLATTING USING VARIATIONAL BAYES”, 63/701,522, filed on September 30, 2024.

●	“A METHOD AND SYSTEM FOR IMPLEMENTING LEGAL DECISION MAKING IN ARTIFICIAL INTELLIGENCE SYSTEMS USING ACTIVE INFERENCE”, 63/752,789, filed on February 2, 2025.

●	“A SYSTEM AND METHOD FOR THE DISCOVERY OF VIABLE BAYESIAN MODELS BY SUBJECT MATTER EXPERTS”, 63/795,510, filed on April 27, 2025.

In July 2025, the Company received a Notice of Allowance from the USPTO indicating that the non-provisional patent application titled “METHOD AND SYSTEM FOR SPECIFYING AN ACTIVE INFERENCE BASED AGENT USING NATURAL LANGUAGE” (new U.S. non-provisional application serial number 18/770,654) will likely be approved as a full registered utility patent upon the payment of the issue fee and submission of additional documentation. If approved, this will be the Company’s first patent.

Provisional applications are not official patents and do not provide prosecutable intellectual property protection. However, the provisional application for a patent allows the Company to obtain an official filing date before public disclosure of an invention. This filing date ensures, if the application is successful, that no other provisional application made in respect of the same invention filed after the filing date, is able to proceed with the patent application. Once a provisional application is filed, the Company has 12 months to file a formal non-provisional application. Once a non-provisional application is submitted, the review process can take approximately two to four years. Additionally, while a provisional application is active, an applicant may file a patent application under the Patent Cooperation Treaty (“PCT”) for the purposes of seeking international patent protection. A PCT application extends the filing deadline of a non-provisional patent application by up to 18 months which means that under the PCT regime, it can take up to 30 months for a non-provisional patent application to be filed in connection with a provisional application. Except for patent applications filed under the PCT, the 12 month period for the filing of a formal non-provisional application cannot be extended.

Trademarks

As of July 11, 2025, the Company has the following registered trademarks:

●	U.S. Registration No. 5838650 (“VERSES”) in International Class 42, registered on August 20, 2019;

●	U.S. Registration No. 7201904 (“VERSES”) in International Class 42, registered on October 24, 2023;

●	U.S. Registration No. 7201550 (“V VERSES”) in International Class 42, registered on October 24, 2023;

●	U.S. Registration No. 7248436 (“IMAGINE A SMARTER WORLD”) in International Class 42, registered on December 19, 2023;

●	U.S. Registration No. 7080725 (“WAYFINDER”) in International Class 42, registered on June 13, 2023;

●	U.S. Registration No. 5839158 (“THE POWER OF SMART SPACE”) in International Class 42, registered on August 20, 2019;

●	U.S. Registration No. 6811022 (“VERSES SPATIAL WEB PROTOCOL”) in International Class 42, registered on August 9, 2022;

●	U.S. Registration No. 7289102 (“SPATIAL INTELLIGENCE MANAGEMENT”) in International Class 42, registered on January 23, 2024;

●	European Application Serial No. 18392857 (“VERSES”) in Class 42, registered on June 12, 2021;

●	European Application Serial No. 18392876 (“WAYFINDER”) in Class 42, registered on June 12, 2022;

●	European Application Serial No. 18392875 (“COSM”) in Class 42, registered on June 12, 2022;

●	European Application Serial No. 18392878 (“POWERING THE SPATIAL WEB”) in Class 42, registered on June 12, 2022;

●	European Application Serial No. 18659312 (“DOMAINFLOW”) in Class 9, registered on July 20, 2022; and

●	European Application Serial No. 18658983 (“SIMFLOW”) in Class 9, registered on August 24, 2022.

In addition, we have filed the following trademark applications with the USPTO:

●	U.S. Registration No. 97853452 (“AI REIMAGINED”) in International Class 42, filed on March 23, 2023;

●	U.S. Registration No. 98071341 (“GENIUS”) in International Classes 9 and 42, filed on July 5, 2023;

●	U.S. Registration No. 97930135 (“VERSES.AI”) in International Class 42, filed on May 10, 2023; and

●	U.S. Registration No. 98242187 (“SMARTER BY NATURE”) in International Class 42, filed on October 26, 2023.

Government Regulations

VERSES is currently regulated under legislation in all of the jurisdictions in which it conducts business and is licensed or registered in those jurisdictions where licensing or registration is required by law. Changes in regulatory legislation or the interpretation thereof, or the introduction of any new regulatory requirements, could have a negative effect on VERSES and its operating results. There are different regulatory and registration requirements in each of the jurisdictions in Canada. VERSES takes the position that it is appropriately registered in the jurisdictions in which it conducts business. However, it may voluntarily seek additional registration in respect of its activities or from time to time regulators may adopt a different view that may require VERSES to seek additional registration. Failure to be appropriately registered could result in an enforcement action and potential interruption of certain of VERSES’ servicing or other activities and may result in a default under servicing agreements. This could have a material adverse effect on VERSES’ business, financial condition and results of operations.

The legal and regulatory issues with AI in the United States and globally are complex and evolving rapidly. As a company engaged in the development and deployment of advanced AI model training methodologies and related technology, we face a range of legal and regulatory risks that could materially affect our operations, financial condition, and results of operations. For some issues, there is uncertainty how existing laws will be applied to AI and agentic systems.  Depending on how existing AI laws and regulations are implemented and interpreted, we may have to make changes to our business practices and products, including Genius, to comply with such obligations.

There is currently no comprehensive federal AI regulatory framework in the United States. There is increasing federal, state and local AI-related legislative and regulatory activity. Some foreign AI regulatory activity (e.g., the EU AI Act) may have an extraterritorial effect and cover certain U.S. activity. As AI laws and regulations are enacted, implemented, interpreted and enforced, we may have to make changes to our business practices and products, including Genius, to comply with such obligations.

The regulatory issues relating to the use of various types of data to train AI models are complex and evolving rapidly. Our Genius product involves development of intelligent AI agents that continuously learn, adapt, and evolve in real time. Genius also enables agents to interact with one another and download models and other data. While the real time nature of the agents can be beneficial, this characteristic may preclude the ability to effectively test agents before use. It is possible that regulatory issues may adversely impact our ability to use certain data. We may have to make changes to our business practices and products, including Genius, to comply with such obligations.

The regulatory issues relating to the accuracy, explainability, transparency, bias and other potential issues with AI systems are complex and evolving rapidly. The real time nature of our AI and agentic systems may preclude the ability to effectively test agents before use for these issues.

Certain regulations and proposed regulations relate to the use of AI, particularly in high-risk applications such as employment, education, lending, housing, healthcare and other consequential decisions that may impact individuals.  Certain activities of our agents may relate to these activities. We may have to make changes to our business practices and products, including Genius, to comply with such obligations.

Some states (e.g., Colorado) have passed AI laws, but have not yet adopted implanting regulations. Once the regulations are finalized, we may have to make changes to our business practices and products, including Genius, to comply with such obligations.

Employees

As of July 11, 2025, we employed a total of 65 full-time employees, no part-time employees and 33 consultants. We are not a party to any collective bargaining agreements. We believe that we maintain good relations with our employees.

Our Corporate Information and History

The Company was incorporated on November 19, 2020, pursuant to the Business Corporations Act (British Columbia) (the “BCBCA”) under the name “Chromos Capital Corp.” On June 17, 2021, the Company changed its name to “Verses Technologies Inc.” in connection with the Amalgamation (defined below). On March 31, 2023, the Company changed its name to “Verses AI Inc.”

The Amalgamation

On April 13, 2021, the Company (formerly Chromos Capital Corp.), Verses Technologies Incorporated, an entity formed for the purposes of providing capital to the Company (“Former Holdco”), and 1288098 B.C. Ltd., a then wholly-owned subsidiary of the Company formed for the sole purpose of effecting a three-cornered amalgamation of the Company (“Chromos Subco”) (the “Amalgamation”), entered into an amalgamation agreement (the “Amalgamation Agreement”).

Immediately prior to the Amalgamation:

●	the Company had 284,615 common shares issued and outstanding;

●	Former Holdco had 250,000 common shares issued and outstanding (each, a “Former Holdco Share”) and 46,296 common share purchase warrants (each, a “Former Holdco Warrant”), each Former Holdco Warrant entitling the holder thereof to acquire one Former Holdco Share at a price of $10.80 per share; and

●	Chromos Subco had one common share issued and outstanding.

Pursuant to the Amalgamation Agreement, the parties completed the Amalgamation on May 28, 2021 whereby Chromos Subco amalgamated with Former Holdco under Section 269 of the BCBCA to form Verses Holdings Inc., which became a wholly owned subsidiary of the Company (“Holdco”). Additionally, in accordance with the terms of the Amalgamation Agreement:

●	250,000 Former Holdco Shares were cancelled, and in consideration therefor, each Former Holdco shareholder received one common share at a deemed price of $2.70 per common share in exchange for every one Former Holdco Share held by such holder; and

●	46,296 Former Holdco Warrants were cancelled, and in consideration therefor, each Former Holdco Warrant holder received one common share purchase warrant of the Company for every one Former Holdco Warrant held by such holder on substantially the same terms and conditions as the Former Holdco Warrants, each warrant exercisable at a price equal to the exercise price of each Former Holdco Warrant, being $10.80 per common share.

Holdco did not hold any assets or operate the VERSES business following the Amalgamation and was dissolved on March 31, 2023.

VTU Contribution

On June 21, 2021, the Company, VTU, each of the holders (the “VTU Shareholders”) of Class A shares (“VTU Class A Shares”) and Class B shares (the “VTU Class B Shares, together with the VTU Class A Shares, the “VTU Shares”) of common stock of VTU and certain individuals delivering a shareholder consent agreement (the “Consent Parties”, together with the VTU Shareholders, the “VTU Contributors”) entered into a contribution agreement (the “Contribution Agreement”) whereby the Company acquired all of the outstanding VTU Shares (the “VTU Contribution”). Pursuant to the terms of the Contribution Agreement:

●	each Consent Party entered into a subscription agreement with VTU whereby the Consent Parties received VTU Class A Shares prior to the transfer of VTU Shares under the Contribution Agreement;

●	the VTU Contributors transferred all the issued and outstanding VTU Shares to the Company;

●	in exchange for the VTU Class A Shares, the Company issued to the VTU Contributors one Class A Subordinate Voting Share for each VTU Class A Share held prior to the transfer of VTU Class A Shares to the Company; and

●	in exchange for the VTU Class B Shares, the Company issued to the VTU Contributors one Proportionate Voting Share for each VTU Class B Share held prior to the transfer of VTU Class B Shares to the Company.

The VTU Contribution was completed on July 20, 2021, whereby the Company issued a total of 4,944,832 Class A Subordinate Voting Shares and 370,370 Proportionate Voting Shares to the VTU Contributors. 185,185 Proportionate Voting Shares were issued to each of Gabriel René, Chief Executive Officer and a director of the Company, and Dan Mapes, President Emeritus, Director of Global Development and a director of the Company.

To facilitate the VTU Contribution, the Company changed the identifying name of the common shares to “Class A Subordinate Voting Shares”, being the Subordinate Voting Shares, and altered its authorized share structure by creating an unlimited number of Class B Proportionate Voting Shares, being the Proportionate Voting Shares (the “Share Alteration”). The Share Alteration was approved by the holders of the Company’s common shares on July 19, 2021 and was made effective July 20, 2021. In connection with the Share Alteration, the Company also amended its articles to add special rights and restrictions to the Class A Subordinate Voting Shares and Proportionate Voting Shares.

On May 30, 2024, the Company converted the 370,370 outstanding Proportionate Voting Shares into an aggregate of 2,314,815 Class A Subordinate Voting Shares.

On March 27, 2025, the Company effectuated a one-for-nine reverse stock split of its issued and outstanding Class A Subordinate Voting Shares.

As of July 11, 2025, the Company has: (i) two directly wholly-owned subsidiaries: VERSES Technologies USA Inc. and Verses Solutions, Inc. (“VSI”); and (ii) six indirectly wholly-owned subsidiaries: VERSES Operations Canada Inc., VERSES Logistics Inc., VERSES Health, Inc., VERSES Realities, Inc., VERSES, Inc. and VERSES Global B.V. (each, an “Indirect Subsidiary”). Each of VTU, VSI and certain of the Indirect Subsidiaries operate different segments of the VERSES business and are focused on developing different parts and aspects of the Company’s flagship product, Genius.

The head office and registered and records office of the Company is located at 1111 West Hastings Street, 15th Floor, Vancouver, British Columbia, V6E 2J3. The Company also has offices located at 2121 Avenue of the Stars, Suite 800, Los Angeles, California, 90067 and High Tech Campus 6a 5656 AE Eindhoven, Netherlands. The Company’s phone number is (310) 988-1944.

Available Information

Our website address is https://www.verses.ai/genius. The contents of, or information accessible through, our website are not part of this Annual Report, and our website address is included in this document as an inactive textual reference only. We make our filings with the U.S. Securities and Exchange Commission (“SEC”), including our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and all amendments to those reports, available free of charge on our website as soon as reasonably practicable after we file such reports with, or furnish such reports to, the SEC. The public may read and copy the materials we file with the SEC at the SEC’s Public Reference Room at 100 F Street, NE, Washington, DC 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. Additionally, the SEC maintains an internet site that contains reports, proxy and information statements and other information. The address of the SEC’s website is www.sec.gov. The information contained in the SEC’s website is not intended to be a part of this Annual Report. Additional information relating to the Company may be found under the Company’s profile on SEDAR+ at www.sedarplus.ca.

ITEM 1A. RISK FACTORS

An investment in our Class A Subordinate Voting Shares involves a high degree of risk. You should carefully consider the following risk factors and the other information in this Annual Report before investing in our Class A Subordinate Voting Shares. Our business and results of operations could be seriously harmed by any of the following risks. The risks set out below are not the only risks we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results. If any of the following events occur, our business, financial condition and results of operations could be materially adversely affected. In such case, the value and trading price of our Class A Subordinate Voting Shares could decline, and you may lose all or part of your investment.

Risks Related to Our Financial Position, Financial Reporting Matters and Need for Capital

We have a limited operating history.

The Company has a relatively limited operating history. As such, the Company will be subject to all of the business risks and uncertainties associated with any new business enterprise, including under-capitalization, cash shortages, limitations with respect to personnel, financial and other resources. Although the Company possesses an experienced management team, there is no assurance that the Company will be successful in achieving a return on shareholders’ investment and the likelihood of success of the Company must be considered in light of the problems, expenses, difficulties, complications and delays frequently encountered in connection with the establishment of any business. There is no assurance that the Company will generate revenues, operate profitably, or provide a return on investment, or that it will successfully implement its business and growth plans. An investment in the Company’s securities carries a high degree of risk and should be considered speculative by investors. Prospective investors should consider any purchase of the Company’s securities in light of the risks, expenses and problems frequently encountered by all companies in the early stages of their corporate development and operations.

If we fail to obtain the capital necessary to fund our operations, we will be unable to continue or complete our product development and you will likely lose your entire investment.

The operation of the Company’s business will require substantial additional capital. When such additional capital is required, the Company will need to pursue various financing transactions or arrangements, which may include debt financing, equity financing or other means. Additional financing may not be available when needed or, if available, the terms of such financing might not be favorable to the Company and might involve substantial dilution to existing shareholders. The Company may not be successful in locating suitable financing transactions in the time period required, or at all. A failure to raise capital when needed would have a material adverse effect on the Company’s business, financial condition and results of operations. Any future issuance of securities to raise required capital will likely be dilutive to existing shareholders. In addition, debt and other debt financing may involve a pledge of assets and may be senior to interests of equity holders. The Company may incur substantial costs in pursuing future capital requirements, including investment banking fees, legal fees, accounting fees, securities law compliance fees, printing and distribution expenses and other costs. The ability to obtain needed financing may be impaired by such factors as the capital markets, the Company’s status as a relatively new enterprise with a limited history and/or the loss of key management personnel.

The Company has had negative cash flows from operating activities.

The Company has had negative cash flow from operating activities since inception. The Company’s business is in an early stage and additional capital investment will be required to achieve revenue. There is no assurance that the Company will generate earnings, operate profitably or provide a return on investment in the future. Accordingly, the Company will be required to obtain additional financing in order to meet its future cash commitments.

Our independent registered public accounting firm has expressed substantial doubt about our ability to continue as a going concern, which may hinder our ability to obtain future financing.

Our independent registered public accounting firm included in its opinion for the year ended March 31, 2025 an explanatory paragraph referring to our recurring losses from operations and expressing substantial doubt in our ability to continue as a going concern without additional capital becoming available. Our ability to continue as a going concern is dependent upon our ability to raise additional sufficient capital to carry operations which is conditional, in part, on the progress of the development of our technology and continued investor support. Our financial statements as of March 31, 2025 did not include any adjustments that might result from the outcome of this uncertainty. The reaction of investors to the inclusion of a going concern statement by our auditors, and our potential inability to continue as a going concern, in future years could materially adversely affect our share price and our ability to raise new capital.

Risks Related to our Business

We may not be able to successfully implement our growth strategy which could have a material adverse effect on our business, financial condition and results of operations.

VERSES’ future growth, profitability and cash flows depends upon the Company’s ability to successfully implement its growth strategy, which, in turn, is dependent upon a number of factors, including the Company’s ability to:

1.	expand its customer/user base;
2.	retain qualified operations staff;
3.	protect its technology and intellectual property;
4.	support growth of existing customers; and
5.	enhance and develop Genius and Genius-based applications.

There can be no assurance that the Company can successfully achieve any or all of the above initiatives in the manner or time period that the Company expects. Further, achieving these objectives will require investments which may result in short-term costs without generating any current revenue and therefore may be dilutive to VERSES’ earnings. The Company cannot provide any assurance that it will realize, in full or in part, the anticipated benefits the Company expects its strategy will achieve. The failure to realize those benefits could have a material adverse effect on VERSES’ business, financial condition and results of operations.

Our business depends upon us securing and protecting critical intellectual property.

The Company’s commercial success depends to a significant degree upon its ability to develop technologies, instruments, and services, and to obtain patents, where appropriate, or other intellectual property rights or statutory protection for these technologies and products in Canada, the United States and elsewhere. The Company currently has no issued patents related to any of its intellectual property. Despite devoting resources to the research and development of proprietary technology, the Company may not be able to develop technology that is patentable or protectable. Further, patents issued to the Company, if any, could be challenged, held invalid or unenforceable, or be circumvented and may not provide the Company with necessary or sufficient protection. Competitors and other third parties may be able to design around the Company’s intellectual property or develop technology similar to Genius that is not within the scope of such intellectual property. The Company’s inability to secure its intellectual property rights may have a material adverse effect on its business and results of operations.

Currently, the Company’s intellectual property includes provisional patent applications, copyrights and registered trademarks. With respect to the Company’s provisional patent applications, such applications may not result in full patents being granted, and any full patent applications that the Company files may not result in issued patents or may take longer than expected to result in issued patents. The Company plans on taking the necessary steps, including, but not limited to, the filing of additional patents applications as appropriate. There is no assurance any patents will be issued or that when they are issued, they will include all of the claims currently included in the applications. The Company also relies on contractual obligations of its employees and contractors to maintain the confidentiality of the Company’s technologies. To compete effectively, the Company needs to develop and continue to maintain a proprietary position with respect to its technologies and business.

Additionally, prosecution and protection of the intellectual property rights sought can be costly and uncertain, often involve complex legal and factual issues and consume significant time and resources. The laws of certain countries may not protect intellectual property rights to the same extent as the laws of Canada or the United States.

Conflicts of interest may arise between us and our officers and directors, which may have a material adverse effect on our business.

Certain of the Company’s directors and officers do not devote their full time to the affairs of the Company and certain of the Company’s directors and officers are also directors, officers and shareholders of other public companies in general, and as a result they may find themselves in a position where their duty to another company conflicts with their duty to the Company. Although the Company has policies which address such potential conflicts and the BCBCA has provisions governing directors in the event of such a conflict, none of the Company’s constating documents or any of its other agreements contain any provisions mandating a procedure for addressing such conflicts of interest. There is no assurance that any such conflicts will be resolved in favor of the Company. If any such conflicts are not resolved in favor of the Company, the Company may be adversely affected.

The continuous development, maintenance, and operation of our AI products is expensive and complex, may involve unforeseen difficulties and may subject us to legal or regulatory liability as well as reputational harm.

VERSES uses proprietary AI algorithms in its product offerings. The continuous development, maintenance, and operation of VERSES’ AI products is expensive and complex, and may involve unforeseen difficulties, including material performance problems, undetected defects or errors. If Genius does not function reliably, this could negatively impact the user experience for VERSES’ customers. Any of these situations could result in customers’ dissatisfaction with VERSES, which could negatively impact VERSES’ business. Additionally, VERSES’ AI algorithms may lead to unintentional bias and discrimination, which could subject VERSES to legal or regulatory liability as well as reputational harm. Any of these eventualities could result in a material and adverse effect on VERSES’ business, financial condition, operating results, cash flows, and prospects.

Failure to manage the Company’s growth could adversely impact our business.

VERSES anticipates that growing demand for the Company’s services and Genius will place significant demands on the Company’s operational infrastructure. The scalability of Genius will depend on VERSES’ ability to develop Genius for different industry applications. Moreover, as the Company’s business grows, VERSES will need to devote additional resources to improving its operational infrastructure and to continue to enhance its scalability in order to maintain the performance of Genius and related applications.

As the Company grows, VERSES will be required to continue to improve its operational and financial controls and reporting procedures and VERSES may not be able to do so effectively. In managing the Company’s growing operations, VERSES is also subject to the risks of over-hiring and/or overcompensating its employees and over-expanding its operating infrastructure. As a result, VERSES may be unable to manage its expenses effectively in the future, which may negatively impact VERSES’ gross profit or operating expenses.

As the Company continues to grow and develop the infrastructure of a public company, the Company must effectively integrate, develop and motivate a growing number of new employees, some of whom are based in various countries around the world. In addition, the Company must preserve its ability to execute quickly in further developing the Company’s platform and implementing new features and initiatives. As a result, VERSES may find it difficult to maintain its corporate culture, which could limit the Company’s ability to innovate and operate effectively. Any failure to preserve VERSES’ culture could also negatively affect the Company’s ability to recruit and retain personnel, to continue to perform at current levels or to execute on the Company’s business strategy effectively and efficiently.

We rely on third-parties for technologies that are vital to the functionality of the Company, and if we are not successful in establishing and maintaining our relationships with such third-parties, our ability to grow and scale Genius or to generate revenue could be impaired and our results of operations may suffer.

The Company relies on strategic partnerships with third parties for technologies that are vital to the functionality of the Company. The Company anticipates that it will continue to depend on relationships with these third parties, such as data center hosting companies, cloud computer platform providers, and software and hardware vendors. Identifying partners, and negotiating and documenting relationships with them, requires significant time and resources. If the Company is unsuccessful in establishing and maintaining its relationships with third parties, or if these third parties are unable or unwilling to provide services to the Company, the Company’s ability to grow and scale Genius or to generate revenue could be impaired, and its results of operations may suffer. Even if the Company is successful, it cannot be sure that these relationships will result in increased customer usage of Genius and Genius applications or increased revenue.

Our business may be adversely affected by cybersecurity threats.

VERSES operates in an industry that is prone to cyber attacks. Failure to prevent or mitigate security breaches and improper access to or disclosure of the Company’s data or customer data could result in the loss or misuse of such data, which could harm VERSES’ business and reputation. The security measures VERSES has integrated into its internal networks and systems and Genius, which are designed to prevent or minimize security breaches, may not function as expected or may not be sufficient to protect the Company’s internal networks against certain attacks. In addition, techniques used to sabotage or to obtain unauthorized access to networks in which data is stored or through which data is transmitted change frequently. As a result, VERSES may be unable to anticipate these techniques or implement adequate preventative measures to prevent an electronic intrusion into the Company’s networks.

If a security breach were to occur, as a result of third-party action, employee error, breakdown of VERSES’ internal security processes and procedures, malfeasance or otherwise, and the confidentiality, integrity or availability of VERSES’ customers’ data was disrupted, the Company could incur significant liability to its customers, and VERSES’ services and Genius may be perceived as less desirable, which could negatively affect the Company’s business and damage its reputation.

Moreover, Genius and related applications could be breached if vulnerabilities in Genius or such related applications are exploited by unauthorized third parties or due to employee error, breakdown of VERSES’ internal security processes and procedures, malfeasance, or otherwise. Furthermore, third parties may attempt to fraudulently induce employees or customers into disclosing sensitive information such as usernames, passwords or other information or otherwise compromise the security of VERSES’ internal networks and electronic systems in order to gain access to the Company’s data or its customers’ data.

Any actual or perceived security breach could damage the Company’s reputation and brand, expose the Company to a risk of litigation and possible liability and require VERSES to expend significant capital and other resources to respond to and/or alleviate problems caused by the security breach. Some jurisdictions have enacted laws requiring companies to notify individuals and authorities of data security breaches involving certain types of personal or other data. In addition, pursuant to the terms of certain agreements, VERSES may be required to notify certain customers and partners in the event of a security incident. Any of these events could harm VERSES’ reputation or subject VERSES to significant liability, and materially adversely affect the Company’s business and financial results.

Our information systems are subject to damage or interruption. A compromise of our information security controls or of those businesses with whom we interact could harm our reputation and expose us to regulatory actions and claims, any of which could adversely affect our business, financial position, and results of operations.

VERSES’ operations are and will be dependent on the Company’s information systems and the information collected, processed, stored, and handled by these systems. Throughout the Company’s operations, VERSES will receive, retain and transmit certain confidential information, including personally identifiable information that the Company’s customers provide to utilize Genius and related applications, interact with the Company’s personnel, or otherwise communicate with VERSES. In addition, for these operations, VERSES will depend in part on the secure transmission of confidential information over public networks. The Company’s information systems are and will be subject to damage or interruption from power outages, facility damage, computer and telecommunications failures, computer viruses, security breaches, including credit card or personally identifiable information breaches, coordinated cyber attacks, vandalism, catastrophic events and human error. Although VERSES deploys a layered approach to address information security threats and vulnerabilities, including ones from a cyber security standpoint, designed to protect confidential information against data security breaches, a compromise of the Company’s information security controls or of those businesses with whom the Company interacts, which results in confidential information being accessed, obtained, damaged, or used by unauthorized or improper persons, could harm VERSES’ reputation and expose VERSES to regulatory actions and claims from customers and other persons, any of which could adversely affect the Company’s business, financial position, and results of operations. Because the techniques used to obtain unauthorized access, disable or degrade service, or sabotage systems change frequently and may not immediately produce signs of intrusion, VERSES may not be able to anticipate these techniques or to implement adequate preventative measures. In addition, a security breach could require that the Company expends substantial additional resources related to the security of information systems and disrupt the Company’s businesses.

Our applications may contain software errors or defects which could have a material adverse effect on our business and operating results.

Genius and related applications are and will be dependent upon the successful and uninterrupted functioning of VERSES’ computer and data processing systems, cloud computing platform and network operating system. These software and systems may contain errors, defects, security vulnerabilities or software bugs that are difficult to detect and correct, particularly when first introduced or when new versions or enhancements are released.

The failure or unavailability of these systems could materially impact VERSES’ ability to deliver Genius and related applications to customers effectively or comply with contractual obligations to third parties. If sustained or repeated, a system failure or loss of data could negatively affect the operating results of VERSES.

Since the Company’s customers use and will use its services for decisions that are critical to their operation and ability to efficiently function, errors, defects, security vulnerabilities, service interruptions or software bugs in the Company’s network could result in losses to its customers. Customers may seek significant compensation from the Company for any losses they suffer or cease conducting business with the Company altogether. Further, a customer could share information about bad experiences on social media, which could result in damage to the Company’s reputation. There can be no assurance that provisions included in the Company’s agreements with its customers that attempt to limit its exposure to claims would be enforceable or adequate or would otherwise protect it from liabilities or damages with respect to any particular claim. Even if not successful, a claim brought against the Company by any of its customers would likely be time-consuming and costly to defend and could seriously damage its reputation and brand, making it harder for the Company to generate revenue.

If a claim is successfully brought against us for uninsured liabilities, or such claim exceeds our insurance coverage, we could be forced to pay substantial damage awards that could materially harm our business.

While VERSES maintains property, general liability, errors and omissions and directors and officers’ liability insurance on such terms as it deems appropriate, in the event of a substantial loss, such coverage may not be sufficient to pay the full current market value or current replacement cost of VERSES’ lost investment. Furthermore, such insurance may not remain available to the Company at commercially reasonable rates or in sufficient amounts or scope to protect the Company against potential losses. Future increases in insurance costs, coupled with the increase in deductibles, will result in higher operating costs and increased risk. Not all risks faced by VERSES are insured. In the event a claim is brought against us, we may be required to pay legal and other expenses to defend the claim, as well as uncovered damage awards resulting from a claim brought successfully against us. Defending any claim could require the Company to expend significant financial and managerial resources, which could have an adverse effect on the Company’s business.

The success of our business depends on our ability to maintain and enhance our reputation and brand.

VERSES believes that maintaining, promoting and enhancing the VERSES brand is critical to expanding the Company’s business and rolling out Genius and related applications. Maintaining and enhancing the VERSES brand will depend largely on the Company’s ability to continue to provide high-quality, well-designed, useful, reliable and innovative solutions, which the Company may not do successfully. The Company operates in a space with some of the largest companies in the world that have significantly more resources than VERSES. These companies have the ability to dilute the Company’s messaging regarding the Spatial Web which may confuse the market and be detrimental to the continued development and enhancement of the Company’s brand.

Errors, defects, data breaches, disruptions or other performance problems with Genius and related applications may harm VERSES’ reputation and brand. The Company may introduce new solutions or terms of service that its customers do not like, which may negatively affect the VERSES brand. Additionally, if the Company’s customers have a negative experience using VERSES solutions, such an experience may affect the VERSES brand, especially as the Company continues to attract larger customers to Genius.

The Company believes that the importance of brand recognition will increase as competition in VERSES’ market increases. In addition, successful promotion of the VERSES brand will depend on the effectiveness of the Company’s marketing efforts. VERSES’ efforts to market the VERSES brand will involve significant expenses. VERSES’ marketing expenditure may not yield increased revenue, and even if it does, any increased revenue may not offset the expenses VERSES incurs in building and maintaining the VERSES brand.

Our business could be adversely impacted by changes in internet and mobile device accessibility.

The Company’s success will depend upon the general public’s ability to access the internet, including through mobile devices. The adoption of any laws or regulations that adversely affect the growth, popularity or use of the internet, including changes to laws or regulations impacting internet neutrality, could decrease the demand for Genius and related applications or otherwise adversely affect the Company’s business. Given uncertainty around these rules, VERSES could experience discriminatory or anti-competitive practices that could impede both the Company and its customers’ growth, increase the Company’s costs or adversely affect VERSES’ business. If customers become unable, unwilling, or less willing to use the internet for commerce for any reason, including lack of access to high-speed communications equipment, congestion of traffic on the internet, internet outages or delays, disruptions or other damage to customers’ computers, increases in the cost of accessing the internet and security and privacy risks or the perception of such risks, VERSES’ business could be adversely affected.

The introduction of software products incorporating new technologies and the emergence of new industry standards could render our existing software products less competitive, obsolete, or unmarketable.

The Company operates in a competitive industry characterized by rapid technological change and evolving industry standards. The Company’s ability to attract new customers and generate revenue from existing customers will depend largely on its ability to anticipate industry standards and trends, respond to technological advances in its industry, and to continue to enhance Genius or to design and introduce new Genius applications on a timely basis to keep pace with technological developments and its customers’ increasingly sophisticated needs. The success of any enhancement of Genius or new related applications will depend on several factors, including the timely completion and market acceptance of Genius and related applications. Any new application the Company develops or acquires might not be introduced in a timely or cost-effective manner and might not achieve the broad market acceptance necessary to generate significant revenue. If any of the Company’s competitors implements new technologies before the Company is able to implement them, those competitors may be able to provide more effective applications and services than the Company at lower prices. Any delay or failure in the introduction of new or enhanced applications and services could harm the Company’s business, results of operations and financial condition.

The Company’s services and Genius are expected to embody complex technology that may not meet those standards, changes and preferences. The Company’s ability to design, develop and commercially launch Genius and related applications depends on a number of factors, including, but not limited to, its ability to design and implement solutions and services at an acceptable cost and quality, its ability to attract and retain skilled technical employees, the availability of critical components from third parties, and its ability to successfully complete the development of Genius and related applications in a timely manner. There is no guarantee that the Company will be able to respond to market demands. If the Company is unable to effectively respond to technological changes or fails or delays to develop services in a timely and cost-effective manner, Genius and related applications may become obsolete, and the Company may be unable to recover its development expenses which could negatively impact sales, profitability and the continued viability of its business.

We operate in a highly competitive market.

Some of VERSES’ competitors are better capitalized, hold a larger percentage of the Canadian and international markets, have greater financial, technical and marketing resources than VERSES and have greater name recognition than VERSES. If price competition increases, VERSES may not be able to raise its pricing in response to a rising cost of funds or may be forced to lower the pricing that it is able to charge customers. Price-cutting or discounting may reduce profits. This could have a material adverse effect on VERSES’ business, financial condition and results of operations and on the amount of cash available for dividends to shareholders.

The Company’s estimates and forecasts relating to the size and expected growth of its target market, market demand and adoption, capacity to address this demand, and pricing, may prove to be inaccurate which could have a material adverse effect on the business, results of operations and financial condition of the Company.

Market opportunity estimates and growth forecasts, whether obtained from third-party sources or developed internally, are subject to significant uncertainty and are based on assumptions and estimates that may not prove to be accurate. The Company’s estimates and forecasts relating to the size and expected growth of its target market, market demand and adoption, capacity to address this demand, and pricing, may prove to be inaccurate. The Company must rely largely on its own market research to forecast sales as detailed forecasts are not generally obtainable from other sources. A failure in the demand for its services to materialize as a result of competition, technological change or other factors could have a material adverse effect on the business, results of operations and financial condition of the Company.

Reputational damage caused by negative publicity may have a material adverse impact on our financial performance, financial condition, cash flows and growth prospects.

Reputational damage can result from the actual or perceived occurrence of any number of events, and could include any negative publicity, whether true or not. The increased usage of social media and other web-based tools used to generate, publish and discuss user-generated content and to connect with other users has made it increasingly easier for individuals and groups to communicate and share opinions and views, whether true or not. Reputation loss may result in decreased customer confidence and an impediment to the Company’s overall ability to advance Genius and Genius applications, thereby having a material adverse impact on its financial performance, financial condition, cash flows and growth prospects.

As a result of the loss of our foreign private issuer status, we are considered a U.S. domestic issuer and are no longer able to avail ourselves the reduced disclosure requirements applicable to foreign private issuers and our officers, directors and principal shareholders are no longer exempt from provisions of Section 16 of the Exchange Act.

Prior to April 1, 2025, the Company was a “foreign private issuer” under applicable U.S. federal securities laws and, as a result, the Company did not up until April 1, 2025 have to file the same reports that a U.S. domestic issuer files with the SEC under the Exchange Act. As a foreign private issuer, the Company was previously permitted to file with or furnish to the SEC the continuous disclosure documents that the Company was required to file in Canada under Canadian securities laws, with certain limited additional information. In addition, the Company’s officers, directors and principal shareholders were exempt from the insider reporting and “short swing” profit recovery provisions of Section 16 of the Exchange Act. In addition, as a foreign private issuer, the Company was previously exempt from the rules under the Exchange Act prescribing the furnishing and content of proxy statements. Furthermore, the Company was not required to publish financial statements as promptly as United States companies, could prepare its financial statements under IFRS rather than U.S. generally accepted accounting principles, and such financial statements were audited under Canadian generally accepted auditing standards.

The Company lost its “foreign private issuer” status on April 1, 2025 and is now considered a U.S. domestic issuer Consequently, we are no longer eligible to file foreign issuer forms with the SEC and are now required to file periodic and current reports and registration statements on U.S. domestic issuer forms with the SEC, which are more detailed and extensive than the forms available to a foreign private issuer. The Company is also required to file its financial statement in accordance with U.S. generally accepted accounting principles, and such Company financial statements must be audited under U.S. generally accepted auditing standards. The regulatory and compliance costs to the Company under U.S. federal securities laws as a U.S. domestic issuer are expected to be significantly more than the costs the Company incurred as a foreign private issuer eligible to take advantage of the reduced disclosure requirements under the Exchange Act applicable to foreign private issuers.

Our success depends on our management and other key personnel. If we lose key personnel or unable to hire additional qualified personnel, our business may be harmed.

The success of the Company will be largely dependent on the performance of its directors and officers. The loss of the services of any of these persons could have a materially adverse effect on the Company’s business and prospects. There is no assurance the Company can maintain the services of its directors, officers or other qualified personnel required to operate its business. As the Company’s business activities grow, the Company will require additional key financial, administrative, and technology personnel as well as additional agents and operations staff. There can be no assurance that these efforts will be successful in attracting, training and retaining qualified personnel as competition for persons with these skill sets increase. If the Company is not successful in attracting, training and retaining qualified personnel, the efficiency of its operations could be impaired, which could have an adverse impact on the Company’s operations and financial condition.

Our failure to comply with government regulations could have a material adverse effect on our business, financial condition and results of operations.

VERSES is currently regulated under legislation in all of the jurisdictions in which it conducts business and is licensed or registered in those jurisdictions where licensing or registration is required by law. Changes in regulatory legislation or the interpretation thereof, or the introduction of any new regulatory requirements, could have a negative effect on VERSES and its operating results. There are different regulatory and registration requirements in each of the jurisdictions in Canada. VERSES takes the position that it is appropriately registered in the jurisdictions in which it conducts business. However, it may voluntarily seek additional registration in respect of its activities or from time-to-time regulators may adopt a different view that may require VERSES to seek additional registration. Failure to be appropriately registered could result in enforcement action and potential interruption of certain of VERSES’ servicing or other activities and may result in a default under servicing agreements. This could have a material adverse effect on VERSES’ business, financial condition and results of operations.

We may be at risk of litigation.

The Company may become party to litigation from time to time in the ordinary course of business which could adversely affect its business. Should any litigation in which the Company becomes involved be determined against the Company such a decision could adversely affect the Company’s ability to continue operating and the market price for the Subordinate Voting Shares and could use significant resources. Even if the Company is involved in litigation and wins, litigation can redirect significant Company resources.

Although demand for AI and agentic AI platforms and applications has grown in recent years, the market for these platforms and applications continues to evolve rapidly. Numerous factors may impede our ability to add new customers, including but not limited to, our failure to compete effectively against alternative products or services.

It is difficult to predict customer adoption rates and demand for our Genius product or the entry of competitive platforms. Although enterprise demand for agentic intelligence has grown in recent years, the market for these platforms and applications continues to evolve. We cannot be sure that this market will continue to grow or, even if it does grow, that businesses will adopt our Genius product. Our future success will depend in large part on our ability to further penetrate the existing market for Enterprise AI software, as well as the continued growth and expansion of what we believe to be an emerging market for Enterprise AI platforms and applications that are faster, easier to adopt, and easier to use. Our ability to further penetrate the Enterprise AI market depends on a number of factors, including the cost, performance, and perceived value associated with our Genius product, as well as customers’ willingness to adopt a different approach to data analysis.

The legal and regulatory issues around AI are evolving rapidly. For some issues, there is uncertainty how existing laws will be applied to AI and agentic systems. Depending on how existing AI laws and regulations are implemented and interpreted, we may have to make changes to our business practices and products, including Genius, to comply with such obligations.

In the U.S., there is increasing federal, state and local AI-related legislative and regulatory activity. Some foreign AI regulatory activity (e.g., the EU AI Act) may have an extraterritorial effect and cover certain U.S. activity. As AI laws and regulations are enacted and implemented, we may have to make changes to our business practices and products, including Genius, to comply with such obligations.

Our Genius product involves development of intelligent AI agents that continuously learn, adapt, and evolve in real time. Genius also enables agents to interact with one another and download models and other data. While the real time nature of the agents can be beneficial, this characteristic may preclude the ability to effectively test agents before use. It is possible that agents may generate incorrect outputs or other outputs that may result in reputational harm or liability to the Company.

Genius is an autonomous intelligent system (“AIS”). AIS technologies pose technical risks such as the lack of transparency and explainability, fairness biases, misuse, the infringement of privacy and intellectual property rights, environmental costs and other risks common to AI systems. The Company is actively engaged in developing agent governance technologies to mitigate these risks but these technologies may not effectively mitigate all risks.

Risks Related to our Subordinate Voting Shares

The price of our Subordinate Voting Shares may fluctuate substantially.

You should consider an investment in our Subordinate Voting Shares to be risky, and you should invest in our Subordinate Voting Shares only if you can withstand a significant loss and wide fluctuations in the market value of your investment. Some factors that may cause the market price of our Subordinate Voting Shares to fluctuate, in addition to the other risks mentioned in this “Risk Factors” section and elsewhere in this Annual Report on Form 10-K, are:

●	sale of our Subordinate Voting Shares by our shareholders, executives, and directors;

●	volatility and limitations in trading volumes of our Subordinate Voting Shares;

●	our ability to obtain financings to conduct our business activities;

●

the timing and success of introductions of new and/or enhanced products and services by us or our competitors or any other change in the competitive dynamics of our industry, including consolidation among competitors;

●	our ability to attract new customers;

●	changes in our capital structure or dividend policy, future issuances of securities and sales of large blocks of Subordinate Voting Shares by our shareholders;

●	our cash position;

●	announcements and events surrounding financing efforts, including debt and equity securities;

●	our inability to enter new markets or develop new and/or enhanced and services products;

●	reputational issues;

●	announcements of acquisitions, partnerships, collaborations, joint ventures, new products and/or services, capital commitments, or other events by us or our competitors;

●	changes in general economic, political and market conditions in or any of the regions in which we conduct our business;

●	changes in industry conditions or perceptions;

●	analyst research reports, recommendations and changes in recommendations, price targets, and withdrawals of coverage;

●	departures and additions of key personnel;

●	disputes and litigations related to intellectual properties, proprietary rights, and contractual obligations;

●	changes in applicable laws, rules, regulations, or accounting practices and other dynamics;

●	actual or anticipated fluctuations in our operating results;

●	changes in market valuations of other similar companies; and

●	other events or factors, many of which may be out of our control, including, but not limited to, pandemics, war, or other acts of God.

In addition, if the market for stocks in our industry or industries related to our industry, or the stock market in general, experiences a loss of investor confidence, the trading price of our Subordinate Voting Shares could decline for reasons unrelated to our business, financial condition and results of operations. If any of the foregoing occurs, it could cause our stock price to fall and may expose us to lawsuits that, even if unsuccessful, could be costly to defend and a distraction to management.

We may acquire other companies or technologies which could divert our management’s attention, result in dilution to our shareholders and otherwise disrupt our operations and adversely affect our operating results.

We may in the future seek to acquire or invest in businesses, applications and services or technologies that we believe could complement or expand our products and services, enhance our technical capabilities or otherwise offer growth opportunities. The pursuit of potential acquisitions may divert the attention of management and cause us to incur various expenses in identifying, investigating and pursuing suitable acquisitions, whether or not they are consummated.

In addition, we do not have any experience in acquiring other businesses. If we acquire additional businesses, we may not be able to integrate the acquired personnel, operations and technologies successfully, or effectively manage the combined business following the acquisition. We also may not achieve the anticipated benefits from the acquired business due to a number of factors, including:

●	inability to integrate or benefit from acquired technologies or services in a profitable manner;

●	unanticipated costs or liabilities associated with the acquisition;

●	difficulty integrating the accounting systems, operations and personnel of the acquired business;

●	difficulties and additional expenses associated with supporting legacy products and hosting infrastructure of the acquired business;

●	difficulty converting the customers of the acquired business onto our platform and contract terms, including disparities in the revenue, licensing, support or professional services model of the acquired company;

●	diversion of management’s attention from other business concerns;

●	adverse effects to our existing business relationships with customers as a result of the acquisition;

●	the potential loss of key employees;

●	use of resources that are needed in other parts of our business; and

●	use of substantial portions of our available cash to consummate the acquisition.

In addition, a significant portion of the purchase price of companies we acquire may be allocated to acquired goodwill and other intangible assets, which must be assessed for impairment at least annually. In the future, if our acquisitions do not yield expected returns, we may be required to take charges to our operating results based on this impairment assessment process, which could adversely affect our results of operations. Acquisitions could also result in dilutive issuances of equity securities or the incurrence of debt, which could adversely affect our operating results. In addition, if an acquired business fails to meet our expectations, our operating results, business and financial position may suffer.

Unstable market and economic conditions and adverse developments with respect to financial institutions and associated liquidity risk may have serious adverse consequences on our business, financial condition and stock price.

The global credit and financial markets have recently experienced extreme volatility and disruptions, including severely diminished liquidity and credit availability, declines in consumer confidence, declines in economic growth, inflationary pressure and interest rate changes, increases in unemployment rates and uncertainty about economic stability. The financial markets and the global economy may also be adversely affected by the current or anticipated impact of military conflict, terrorism or other geopolitical events. Sanctions imposed by the United States and other countries in response to such conflicts, may also adversely impact the financial markets and the global economy, and any economic countermeasures by the affected countries or others could exacerbate market and economic instability. Although we do not have significant cash balances at financial institutions in the U.S. which exceed the federally insured limit of $250,000, we have significant cash balances at financial institutions in Canada which, throughout the year, regularly exceed the insured limit of CAD$100,000. Any loss incurred or a lack of access to such funds could have a significant adverse impact on our financial condition, results of operations, and cash flow.

There can be no assurance that future credit and financial market instability and a deterioration in confidence in economic conditions will not occur. Our general business strategy may be adversely affected by any such economic downturn, liquidity shortages, volatile business environment or continued unpredictable and unstable market conditions. If the equity and credit markets deteriorate, or if adverse developments are experienced by financial institutions, it may cause short-term liquidity risk and make any necessary debt or equity financing more difficult, more costly and more dilutive. Failure to secure any necessary financing in a timely manner and on favorable terms could have a material adverse effect on our growth strategy, financial performance and stock price and could require us to delay or abandon development plans. In addition, there is a risk that one or more of our financial institutions and other third parties with whom we engage may be adversely affected by the foregoing risks, which may have a material adverse effect on our business.

Future sales and issuances of our securities could result in additional dilution of the percentage ownership of our shareholders and could cause our share price to fall.

We expect that significant additional capital will be needed in the future to continue our planned operations, including continuing activities as an operating public company. To the extent we raise additional capital by issuing equity securities, our shareholders may experience substantial dilution. We may sell Subordinate Voting Shares, convertible securities or other equity securities in one or more transactions at prices and in a manner we determine from time to time. If we sell Subordinate Voting Shares, convertible securities or other equity securities in more than one transaction, investors may be materially diluted by subsequent sales. Such sales may also result in material dilution to our existing shareholders, and new investors could gain rights superior to our existing shareholders.

We do not intend to pay cash dividends on our Subordinate Voting Shares so any returns will be limited to the value of our shares.

We have never paid or declared any cash dividends on our Subordinate Voting Shares, and we do not anticipate paying any cash dividends on our Subordinate Voting Shares in the foreseeable future. We currently anticipate that we will retain future earnings for the development, operation and expansion of our business. Any future determination to pay dividends will be at the discretion of our board of directors and will depend upon a number of factors, including our results of operations, financial condition, future prospects, contractual restrictions, restrictions imposed by applicable law and other factors that our board of directors deems relevant. Therefore, any return to shareholders will be limited to the increase, if any, of our share price.

We are a “smaller reporting company”, and the reduced disclosure requirements applicable to smaller reporting companies may make our Subordinate Voting Shares less attractive to investors.

We are a “smaller reporting company” as defined in Rule 12b-2 under the Exchange Act. We would cease to be a smaller reporting company if (i) we have a public float of $250 million or more and have annual revenues in excess of $100 million or (ii) if we have a public float of $700 million or more, determined on an annual basis.

As a smaller reporting company, we are permitted and intend to rely on exemptions from certain disclosure requirements that are applicable to other public companies that are not smaller reporting companies. These exemptions include:

●	not being required to furnish a stock performance graph in our annual report;

●	reduced disclosure obligations regarding executive compensation;

●	being permitted to provide only two years of audited financial statements in our Annual Report on Form 10-K, with corresponding reduced “Management’s Discussion and Analysis of Financial Condition and Results of Operations” disclosure; and

●	not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act.

We cannot predict whether investors will find our Subordinate Voting Shares less attractive as a result of any reliance by us on these exemptions. If some investors find our Subordinate Voting Shares less attractive as a result, there may be a less active trading market for our Subordinate Voting Shares and our stock price may be more volatile.

Our Subordinate Voting Shares traded on the OTCQB Marketplace and Cboe, which may have an unfavorable impact on our share price and liquidity.

Our stock is traded on the OTCQB in the United States and  Cboe Canada Inc. (“Cboe”) in Canada. The OTCQB and Cboe are significantly more limited markets than national securities exchanges in the United States such as the New York Stock Exchange, or Nasdaq and there are lower financial or qualitative standards that a company must meet to be listed on the OTCQB and Cboe. Trading in our Subordinate Voting Shares on each of the OTCQB and Cboe may be subject to abuses, volatility and shorting, which may have little to do with our operations or business prospects. This volatility could depress the market price of our Subordinate Voting Shares for reasons unrelated to operating performance. The Financial Industry Regulatory Authority (“FINRA”), which has jurisdiction over the OTCQB, has adopted rules that require a broker-dealer to have reasonable grounds for believing an investment is suitable for that customer when recommending an investment to a customer. FINRA believes that there is a high probability that speculative low-priced securities will not be suitable for some customers and may make it more difficult for broker-dealers to recommend that their customers buy our Subordinate Voting Shares, which may result in a limited ability to buy and sell our shares.

An active trading market for our Subordinate Voting Shares has not developed, and may not develop, on the OTCQB or Cboe. A limited trading volume may prevent our shareholders from selling shares at such times or in such amounts as they may otherwise desire.

General Risk Factors

If securities or industry analysts do not publish research or reports, or publish unfavorable research or reports about our business, our stock price and trading volume may decline.

The trading market for our Subordinate Voting Shares will rely in part on the research and reports that industry or financial analysts publish about us, our business, our markets and our competitors. We do not control these analysts. If securities analysts do not cover our Subordinate Voting Shares, the lack of research coverage may adversely affect the market price of our Subordinate Voting Shares. Furthermore, if one or more of the analysts who do cover us downgrade our shares or if those analysts issue other unfavorable commentary about us or our business, our shares price would likely decline. If one or more of these analysts cease coverage of us or fails to regularly publish reports on us, we could lose visibility in the market and interest in our shares could decrease, which in turn could cause our share price or trading volume to decline and may also impair our ability to expand our business with existing customers and attract new customers.

Financial reporting obligations of being a public company are expensive and time-consuming, and our management will be required to devote substantial time to compliance matters.

As a publicly traded company we incur significant legal, accounting and other expenses. The obligations of being a public company in the United States require significant expenditures and places significant demands on our management and other personnel, including costs resulting from public company reporting obligations under the Exchange Act and the rules and regulations regarding corporate governance practices, including those under Sarbanes-Oxley, the Dodd-Frank Wall Street Reform and Consumer Protection Act, and the listing requirements of Cboe Canada. These rules require the establishment and maintenance of effective disclosure and financial controls and procedures, internal control over financial reporting and changes in corporate governance practices, among many other complex rules that are often difficult to implement, monitor and maintain compliance with. Moreover, despite reforms made possible by the JOBS Act, the reporting requirements, rules, and regulations will make some activities more time-consuming and costly, since we are no longer an “emerging growth company.” Our management and other personnel will need to devote a substantial amount of time to ensure that we comply with all of these requirements and to keep pace with new regulations, otherwise we may fall out of compliance and risk becoming subject to litigation or being delisted, among other potential problems.

Failure to maintain effective internal controls could cause our investors to lose confidence in us and adversely affect the market price of our Subordinate Voting Shares . If our internal controls are not effective, we may not be able to accurately report our financial results or prevent fraud.

Section 404 of Sarbanes-Oxley requires annual management assessments of the effectiveness of our internal controls over financial reporting. If we fail to comply with the rules under Sarbanes-Oxley related to disclosure controls and procedures in the future, or, if we discover material weaknesses and other deficiencies in our internal controls over financial reporting, our stock price could decline significantly and raising capital could be more difficult. If material weaknesses or significant deficiencies are discovered or if we otherwise fail to achieve and maintain the adequacy of our internal controls, we may not be able to ensure that we can conclude on an ongoing basis that we have effective internal controls over financial reporting in accordance with Section 404 of Sarbanes-Oxley. Moreover, effective internal controls are necessary for us to produce reliable financial reports and are important to prevent financial fraud. If we cannot provide reliable financial reports or prevent fraud, our business and operating results could be harmed, investors could lose confidence in our reported financial information, and the trading price of our Subordinate Voting Shares could drop significantly.

In connection with the audit of our financial statements for the year ended March 31, 2025, we identified the following material weakness in our internal controls:

1.	Insufficient written policies and procedures to ensure the correct application of accounting and financial reporting with respect to the current requirements of GAAP and SEC disclosure requirements.
2.	Due to the Company’s size and nature, segregation of all conflicting duties may not always be possible and may not be economically feasible.
3.	Although the Company does have a written procedure for the approval, identification and reporting of related-party transactions may be limited.

Although we are working to remedy these weaknesses in internal controls, there is no guarantee that we will be able to do so in a timely manner or at all.

ITEM 1B. UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 1C. CYBERSECURITY

We recognize that cybersecurity risks represent a significant operational and reputational threat to our business. Our cybersecurity risk management program is designed to identify, assess, mitigate, and respond to cybersecurity threats in a timely and effective manner. The program is integrated into our broader enterprise risk management framework through a defense-in-depth approach.

Key components include:

●	Regular internal and external vulnerability assessments and penetration testing;

●	Ongoing employee training with user phishing simulation tests;

●	A dedicated incident response plan, tested and refined annually;

●	Use of multi-factor authentication, encryption, and access control policies;

●	Disaster Recovery and Business Continuity Plans;

●	Policy acknowledgment;

●	Yearly risk assessments;

●	Enforcement of least privilege access across environments;

●	Continuous improvement loop using CI/CD pipeline, providing accountability and segregation of duties:

●	24/7 monitoring by security operation center;

●	Engagement with third-party security consultants for audits and advisory services.

We monitor cybersecurity threats across our systems through both automated tools and manual review processes. Management is responsible for the overall implementation and effectiveness of our cybersecurity program. This includes allocating resources, establishing policies, and ensuring employee adherence to security practices. The Company’s Vice President of Operations manages our cyber security process and reports to our President and Chief Operating Officer and our Chief Executive Officer who reports to the Company’s Board of Directors.

The Company’s Board of Directors has specific oversight responsibilities related to cybersecurity, including review of security controls and incident response plans. Management provides updates to the Audit Committee on cybersecurity risks and the effectiveness of our cybersecurity program.

As of the date of this filing, we have not experienced any material cybersecurity incidents that have materially impacted our operations, financial condition, or results of operations.

ITEM 2. PROPERTIES

Our head office is located at 1111 West Hastings Street, 15th Floor, Vancouver, British Columbia, V6E 2J3. We lease additional offices located at 2121 Avenue of the Stars, 8th Floor, Los Angeles, California, 90067, and High Tech Campus 6a 5656 AE Eindhoven, Netherlands for which our rent is $125, $4,350 and €750 per month, respectively, pursuant to month-to-month leases. We believe that our existing facilities are suitable and adequate to meet our current needs. We intend to add new facilities or expand existing facilities as we add employees, and we believe that suitable additional or substitute space will be available as needed to accommodate any such expansion of our operations.

ITEM 3. LEGAL PROCEEDINGS

From time to time, we may become involved in various lawsuits and legal proceedings, which arise in the ordinary course of business. Litigation is subject to inherent uncertainties, and an adverse result in these or other matters may arise from time to time that may harm our business. Other than as set forth below, we are currently not aware of any such legal proceedings or claims that will have, individually or in the aggregate, a material adverse effect on our business, financial condition or operating results.

On July 13, 2022, David Thomson, a former independent contractor, filed a claim against one of the Company’s U.S. subsidiaries, VTU, Cyberlab LLC, and two directors/officers of the Company in Los Angeles Superior Court. The claim alleged violations of various sections of the California Corporations Code, breach of contract, breach of the implied covenant of good faith and fair dealing, and unjust enrichment. Plaintiff claimed as much as $5,000,000 in damages, subject to proof. On September 1, 2022, VTU filed an answer denying any wrongdoing, and also made its own counterclaim against Mr. Thomson. The cross-claims against David Thomson included: (i) misappropriation of trade secrets; (ii) breach of contract; (iii) violation of the California Computer Data Access and Fraud Act (“CDAFA”); and (iv) violation of the Economic Espionage Act along with three additional cross-claims (alleging violation of the Computer Fraud and Abuse Act, conversion, violation of the Stored Communications Act, respectively) that were subsequently dismissed by the Court. VTU, for its part, sought to recover both compensatory and punitive damages from Mr. Thomson, as well as restitution of any ill-gotten gains and an award of reasonable attorneys’ fees. The arbitration was conducted for a total of 13 days over a period from February 5 through April 3, 2024, via a single arbitrator at the American Arbitration Association. The CDAFA claim was dismissed by the Arbitrator, but the claims for trade secret misappropriation, breach of contract and unjust enrichment were allowed to move forward. A final arbitration award was issued on May 17, 2024. The final award imposed liability against: (i) VTU, jointly and severally with Cyberlab, LLC, a company owned by the Company’s former president and current President Emeritus, Director of Global Development and a director of the Company, Dan Mapes, in the amount of $6,307,258, inclusive of interest; and (ii) Cyberlab, LLC, VTU and its principals, Gabriel René and Dan Mapes, jointly and severally, for damages in the amount of $1,900,000, interest of $709,973 costs of $64,303 and the fees of plaintiff’s counsel totaling $920,231. To resolve their part of joint and several liability, Mr. René and Mr. Mapes are working toward satisfying the portion of the award that applies to them as individuals, including $1,666,000 proceeds from insurance. The remaining liability belongs to VTU. Initial good faith payments of $1,791,000 have been made to the claimant. On January 24, 2025, Mr. Thomson filed a Petition to Confirm the Arbitration Award with the Los Angeles Superior Court. A hearing on the Petition was held and on May 8, 2025, the Petition was confirmed for approximately $9,900,000 million together with interest accrued thereon. We recorded the total amount of this award as an expense incurred during our fiscal year ended March 31, 2024, while in the following fiscal year we recorded as income the $1,666,000 insurance payment received by Mr. Mapes and Mr. Rene, which was partially offset by an aggregate of $817,787 of interest that accrued on the total award during the most recently completed fiscal year ended.

On August 10, 2024, the Company learned that a complaint (the “Complaint”) had been filed in the Los Angeles Superior Court on June 21, 2024 by a former employee (the “Complainant”) against one of the Company’s US subsidiaries (VERSES, Inc. or “VINC”) and one of its employees in their individual capacity. The Complainant worked for VINC but had been terminated several weeks prior by VINC for poor work performance. The Complaint alleges, inter alia, gender harassment; gender discrimination; race discrimination; race harassment; retaliation; and wrongful termination, while seeking to recover as much as $3,500,000 in general and special compensatory damages, subject to proof. The Company (and VINC) for its part, disputes the allegations, and considers the Complainant’s termination to have been completely proper and justified under applicable law. It is prepared to defend itself to the fullest extent possible under the law. VINC was properly served with a copy of the Complaint (and associated summons) and filed an Answer to the allegations raised therein on September 24, 2024. The employment contract with the Complainant contained an arbitration clause, and VINC’s counsel timely moved to compel arbitration (the “VINC Motion”), and a hearing was held on April 1, 2025. The tentative ruling from the Los Angeles Superior Court (the “Court”) denied the VINC Motion, by finding that the Ending Forced Arbitration of Sexual Assault and Sexual Harassment Act of 2021 (“EFAA”) was applicable to the Complainant’s “gender harassment” claim and that the Complainant had the option to bring her claims to the Court instead of arbitration. The Court allowed for limited oral advocacy during which VINC’s counsel argued that the arbitration clause should be enforced. The Court took the matter under submission but, after due deliberation, reaffirmed its original conclusions. The Complainant served VINC with discovery requests, and responses were sent on May 8, 2025. As of the date of this Annual Report on Form 10-K, VINC has not served any discovery on the Complainant. The Court assigned a trial date of July 10, 2026, and also asked the parties to engage in informal mediation via a court sponsored alternative dispute resolution program. A post-mediation status conference is scheduled for September 15, 2025 where the parties have been instructed to summarize the outcome of the mediation process.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

On June 28, 2022, our Class A Subordinate Voting Shares began trading on Cboe Canada Inc. under the symbol “VERS.” In addition, on July 30, 2023, our Class A Subordinate Voting Shares were quoted on the OTCQB tier of the OTC Markets Group under the symbol “VRSSF.”

Shareholders

As of July 11, 2025, there were 158 shareholders of record of our Class A Subordinate Voting Shares. The actual number of holders of our Class A Subordinate Voting Shares is greater than this number of record holders, and includes shareholders who are beneficial owners, but whose shares are held in street name by brokers or held by other nominees. This number of holders of record also does not include shareholders whose shares may be held in trust by other entities.

Dividend Policy

There are no restrictions that would prevent the Company from paying dividends on the Class A Subordinate Voting Shares; however, the Company has neither declared nor paid any dividends or other distributions on the Class A Subordinate Voting Shares or Proportionate Voting Shares since incorporation and has not established any dividend or distribution policy. The Company does not currently pay dividends and does not intend to pay dividends in the foreseeable future. The declaration and payment of dividends, if any, in the future, rests within the sole discretion of the Board and will depend on numerous factors, including compliance with applicable laws, financial performance, working capital requirements of the Company and its subsidiaries, as applicable, and such other factors as its directors consider appropriate. There can be no assurance that the Company will pay dividends under any circumstances. See “Risk Factors – Dividends”.

Recent Sales of Unregistered Securities

On April 18, 2024, the Company announced a non-brokered private placement of special warrants for gross proceeds of up to CAD$10,000,000 ($7,306,000) through the sale of up to units at a price of CAD$27.00 ($19.74) per special warrant.

Each Special Warrant is exercisable into one unit (“Unit”) at no additional cost upon the earlier of: (i) the Company obtaining a receipt from the applicable securities commission(s) in Canada for the final prospectus qualifying the distribution of the units to be issued upon exercise or deemed exercise of the special warrants; and (ii) the date that is four months and a day after date of issuance of the special warrants.

Each Unit is comprised of one Class A Subordinate Voting Share and one-half of one Class A Subordinate Voting Share purchase warrant. Each warrant is exercisable into one Class A Subordinate Voting Share of the Company at a price of CAD$40.50 ($28.17) per warrant share for a period of two years from the date of issue of the warrants. These securities were not registered under the Securities Act or the securities laws of any state, and were offered and sold in reliance on the exemption from registration under the Securities Act, afforded by Section 4(a)(2) and Rule 506 promulgated thereunder and Rule 903 of Regulation S under the Securities Act.

On May 17, 2024, the Company completed the issuance of 370,370 Units for gross proceeds of CAD$10,000,000 ($7,306,000) and paid fees to eligible finders consisting of: (i) CAD$320,404 ($234,087); and (ii) 11,720 finder warrants). Each Finders Warrant will be exercisable into one unit (a “Finder Unit”) at a price of CAD$27.00 ($19.74) per Finder Unit until the date that is two years from the date of issue of the finder warrants which Finder Unit will be comprised of a Class A Subordinate Voting Share and one-half of one Class A Subordinate Voting Share purchase warrant (each, whole warrant, a “Finder Unit Warrant”). Each Finder Unit Warrant shall be exercisable into one Class A Subordinate Voting Share at a price of CAD$40.50 ($28.17) per Finder Unit Warrant Share for a period of two years from the date of issue of the Finder Unit Warrants. Securities were not registered under the Securities Act or the securities laws of any state, and were offered and sold in reliance on the exemption from registration under the Securities Act, afforded by Section 4(a)(2) and Rule 506 promulgated thereunder and Rule 903 of Regulation S under the Securities Act.

On June 20, 2024, the Company announced that G42, through Expansion Project Technologies Holding 9 SPV RSX Ltd (EPTH) (“G42 SPV”) invested $10,000,000 in the Company via a private placement (the “G42 Financing”) of unsecured convertible units of the Company (a “G42 Unit”). Each G42 Unit consists of: (i) CAD$1,000 ($696) in principal amount of unsecured convertible debentures (“G42 Convertible Debentures”); and (ii) 18 detachable subordinate voting share purchase warrants (“G42 Warrants”). The G42 Convertible Debentures bear interest at a rate of 10% per annum and mature on June 20, 2026. The principal amount of the G42 Convertible Debentures, together with all accrued interest, shall be convertible, for no additional consideration, on the earliest to occur of: (A) the date on which the Company completes an equity financing, in one or more tranches, for aggregate gross proceeds of at least CAD$15,000,000 ($10,434,000) at a price per Subordinate Voting Share of not less than CAD$27.00 ($18.78); (B) the date on which G42 elects to convert the G42 Convertible Debentures, and (C) the maturity date. In the event of a conversion of the G42 Convertible Debentures: (i) on the maturity date or at the election of G42, the convertible amount under the G42 Convertible Debentures shall be converted into such number of Subordinate Voting Shares as is equal to the convertible amount divided by CAD$32.40 ($22.54) per share; and (ii) in connection with an equity financing, the convertible amount shall be converted into such number of Subordinate Voting Shares as is equal to the convertible amount divided by the issue price per share sold pursuant to the equity financing, multiplied by 80%, provided that, in no event shall such conversion price be greater than CAD$32.40 ($22.54). Each G42 Warrant will be exercisable into one Subordinate Voting Share at a price of CAD$40.50 ($28.17) per share until June 20, 2027, subject to acceleration. Securities were not registered under the Securities Act or the securities laws of any state, and were offered and sold in reliance on the exemption from registration under the Securities Act, afforded by Section 4(a)(2) and Rule 506 promulgated thereunder and Rule 903 of Regulation S under the Securities Act.

On September 20, 2024, the Company announced a non-brokered private placement of units for gross proceeds of up to CAD$10,000,000 ($7,372,000) through the sale of up to 462,963 units at CAD$21.60 ($15.93) per unit. Each unit consists of one Class A Subordinate Voting Share and 1/2 of one Class A Subordinate Voting Share warrant. Each whole warrant entitles the holder to acquire one Class A Subordinate Voting Share at an exercise price of CAD$32.40 ($22.54), subject to adjustment, for a period of 36 months from the closing date. On September 26, 2024, the Company closed the first tranche which consisted of 231,481 units for gross proceeds of CAD$5,000,000 ($3,686,000) and paid to certain finders/advisors CAD$228,150 and issued 10,562 warrants, which warrants are exercisable into one unit at a price of CAD$21.60 ($15.93) for a period of 36 months following the closing date. Securities were not registered under the Securities Act or the securities laws of any state, and were offered and sold in reliance on the exemption from registration under the Securities Act, afforded by Section 4(a)(2) and Rule 506 promulgated thereunder and Rule 903 of Regulation S under the Securities Act.

On November 6, 2024, the Company announced a non-brokered private placement of special warrants for gross proceeds of up to CAD$1,600,000 ($1,112,000) through the sale of up to 118,518 warrants at a price of CAD$13.50 ($9.69) per warrant. On November 8, 2024, the Company announced the upsize and closing for gross proceeds of CAD$1,800,000 ($1,251,000) through the sale 133,333 warrants. Each warrant is exercisable into one unit at no additional cost. Each unit consists of one Class A Subordinate Voting Share and 1/2 of one warrant which entitles the holder to acquire one Class A Subordinate Voting Share at an exercise price of CAD$18.90 ($13.15), subject to adjustment, for a period of 36 months from the closing date. In connection with the offering, the Company paid to certain finders/advisors CAD$91,325 ($67,325) and issued 6,765 warrants, which warrants are exercisable into one unit at CAD$13.50 ($9.39) for a period of 36 months following the closing. Securities were not registered under the Securities Act or the securities laws of any state, and were offered and sold in reliance on the exemption from registration under the Securities Act, afforded by Section 4(a)(2) and Rule 506 promulgated thereunder and Rule 903 of Regulation S under the Securities Act.

On November 6, 2024, the Company announced a non-brokered private placement of units at a price of CAD$13.50 ($9.69). Each unit consists of one Class A Subordinate Voting Share and 1/2 of one warrant which entitles the holder to acquire one Class A Subordinate Voting Share at an exercise price of CAD$18.90 ($9.69), subject to adjustment, for a period of 36 months from the closing date. On November 8, November 15 and December 9, 2024, the Company closed the first three tranches issuing an aggregate of 310,122 units for gross proceeds of CAD$4,200,000 ($3,004,340), paid finders/advisors CAD$242,632 ($174,113) and issued 13,615 warrants which are exercisable into one unit at a price of CAD$13.50 for a period of 36 months following the closing date. Securities were not registered under the Securities Act or the securities laws of any state, and were offered and sold in reliance on the exemption from registration under the Securities Act, afforded by Section 4(a)(2) and Rule 506 promulgated thereunder and Rule 903 of Regulation S under the Securities Act.

On January 7, 2025, the Company closed offering by way of prospectus supplement. Pursuant to the offering, the Company issued 471,809 units of the Company at a price of CAD$42.39 ($29.55) per unit for gross proceeds of approximately CAD$20,000,000 ($13,947,001). Each unit is comprised of one Class A Subordinate Voting Share of the Company and one-half of one share purchase warrant. Each whole warrant entitles the holder to purchase one share of the Company at an exercise price of CAD$52.92 ($36.81) per warrant share at any time until January 9, 2028, subject to adjustment in certain events. The offering was completed pursuant to an agency agreement dated January 9, 2025 between the Company and A.G.P. Canada Investments ULC (“A.G.P. Canada”).

In connection with the offering, the Company paid the A.G.P. Canada a cash commission equal to 8% of the gross proceeds of the offering and issued to the A.G.P. Canada or such selling agents 26,420 compensation warrants as is equal to an aggregate of 8% of the number of units sold pursuant to the offering (the “January Compensation Warrants”). Each January Compensation Warrant is exercisable into a unit compromised of one Class A Subordinate Voting Share and one-half of one share purchase warrant at an exercise price of CAD$42.39 ($29.49) per unit until January 9, 2028. The cash commission and the number of January Compensation Warrants was reduced to 2.0% in respect to the portion of aggregate gross proceeds of the Offering attributable to subscribers identified by the Company. Securities were not registered under the Securities Act or the securities laws of any state, and were offered and sold in reliance on the exemption from registration under the Securities Act, afforded by Section 4(a)(2) and Rule 506 promulgated thereunder and Rule 903 of Regulation S under the Securities Act.

On February 25, 2025, in connection with the conversion of the convertible debentures, the Company issued 510,370 Class A Subordinate Voting Shares and 257,312 warrants exercisable at a price of CAD$52.92 ($36.81) per share. Securities were not registered under the Securities Act or the securities laws of any state, and were offered and sold in reliance on the exemption from registration under the Securities Act, afforded by Section 4(a)(2) and Rule 506 promulgated thereunder and Rule 903 of Regulation S under the Securities Act.

Issuers Purchases of Equity Securities

None.

ITEM 6. [RESERVED]

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS

You should read the following discussion and analysis of our financial condition and results of operations together with our consolidated financial statements and the related notes appearing elsewhere in this Annual Report on Form 10-K. In addition to historical information, this discussion and analysis contains forward-looking statements that involve risks, uncertainties and assumptions. Our actual results may differ materially from those discussed below. Factors that could cause or contribute to such differences include, but are not limited to, those identified below, and those discussed in the sections titled “Risk Factors” and “Cautionary Note on Forward-Looking Statements” included elsewhere in this Annual Report on Form 10-K.

Overview

VERSES is a cognitive computing company specializing in next generation intelligence software systems. We are primarily focused on developing an intelligence-as-a-service smart software platform called Genius.

We launched a private beta program of Genius in early 2024 with a few select users with whom we had existing business relationships and launched a public beta program for a broader number of developers in the second half of 2024.

On April 30, 2025, we announced the launch of our flagship product, Genius, which is designed to enable agentic intelligence for enterprises. The initial target audience for Genius is machine learning and data science professionals trying to solve enterprise problems that require prediction where there is uncertainty or hidden factors. Genius is designed to provide the tools necessary to build domain-specific models that are intended to improve decision-making (inference as a service) for third-party agents through our software development kits/application programming interfaces and model editor. We intend to market Genius to developers as a SaaS for making their applications smarter, safer and more sustainable. We anticipate offering multiple subscription tiers priced based on usage and pricing will be informed by various performance metrics gathered during the beta program.

Genius includes:

●	Intelligent, autonomous software agents
●	A visual model editor for building and testing AI models
●	APIs to integrate with existing enterprise systems
●	A full-featured developer portal for rapid deployment

Since the launch of Genius we have announced new customers and resellers in a number of sectors and use cases including smart cities (Analog), financial services, workforce scheduling, IT consulting and manufacturing.

Recent Developments

On April 28, 2025, the Company announced the closing of a registered securities offering in Canada pursuant to which the Company sold 916,666 units at a price of $8.64 (CAD$12.00) per unit for gross process of approximately $7.9 million (CAD$11.0 million). Each unit consists of one Class A Subordinate Voting Share and one-half of one share purchase warrant. Each whole warrant entitles the holder to purchase one Class A Subordinate Voting Share at an exercise price of $10.80 (CAD$15.00) per share, subject to adjustment as provided therein, for a period of 36 months from the date of issuance. In connection with the offering, the Company paid the agents a cash commission equal to $432,540 (CAD$600,000) and issued the agents warrants (“Compensation Warrants”) to purchase up to 70,334 Class A Subordinate Voting Shares. Each Compensation Warrant is exercisable into one Class A Subordinate Voting Share at an exercise price of $8.64 (CAD$12.00) per share, subject to adjustment as provided therein, for a period of 36 months from the date of issuance.

On June 23, 2025, the Company effectuated a one-for-three reverse stock split of its issued and outstanding Class A Subordinate Voting Shares.

On July 11, 2025, the Company closed of a public offering of 1,007,764 units at a of $6.946 (CAD$9.50) per unit for gross proceeds of approximately $7,000,331 (CAD$9,573,758), before deducting commissions and estimated expenses incurred in connection with the offering. Each unit consists of one Class A Subordinate Voting Share of the Company and one-half of one Class A Subordinate Voting Share purchase warrant. Each whole warrant is exercisable to acquire one Class A Subordinate Voting Share at a price of $8.41 (CAD$11.50) per share for a period of 36 months from the date of issuance.

SELECTED FINANCIAL INFORMATION

	2025		2024	$ Change	% Change
REVENUE		$155,000	$1,966,731	$(1,811,731)	-92%
COST OF REVENUE		(631,691)	(1,699,170)	1,067,479	-63%
NET REVENUE		(476,691)	267,561	(744,252)	-278%
OPERATING EXPENSES
Cash expenses
Accounting fees		(567,566)	(538,394)	(29,172)	5%
Consulting fees		(5,201,045)	(4,146,232)	(1,054,813)	25%
Investor relations and marketing		(3,165,838)	(6,980,578)	3,814,740	-55%
Legal fees		(1,801,538)	(2,015,619)	214,081	-11%
Management fees		(146,666)	(41,067)	(105,599)	257%
Office and general		(1,881,530)	(1,709,991)	(171,539)	10%
Personnel expenses		(3,581,964)	(3,713,861)	131,897	-4%
Rent		(90,965)	(26,838)	(64,127)	239%
Research and development		(15,142,542)	(12,024,288)	(3,118,254)	26%
Travel and meals		(617,877)	(1,098,984)	481,107	-44%
		(32,197,531)	(32,295,852)	98,321	0%
Non-cash expenses
Depreciation		(172,425)	(261,747)	89,322	-34%
Provision for contract settlement		(1,252,076)	-	(1,252,076)	0%
Share based payments		(7,679,205)	(7,850,119)	170,914	-2%
		(9,103,706)	(8,111,866)	(991,840)	12%
TOTAL EXPENSES		(41,301,237)	(40,407,718)	(893,519)	2%
OTHER ITEMS:
Grant income		156,885	154,709	2,176	1%
Other income		213,413	240,293	(26,880)	-11%
Accretion expense		-	(203,918)	203,918	-100%
Interest expense		(1,953,499)	(348,441)	(1,605,058)	461%
Legal claim expense		848,213	(9,921,298)	10,769,511	-109%
Provision for losses on related party transactions		(479,808)	(1,872,334)	1,392,526	-74%
LOSS BEFORE INCOME TAXES		(42,992,724)	(52,091,146)	9,098,422	-17%
Income Taxes		-	(2,513)	2,513	-100%
NET LOSS		(42,992,724)	(52,093,659)	9,100,935	-17%
Loss Per Class A Subordinate Voting Shares - Basic and Diluted		$(5.49)	$(9.44)	4	-42%
Loss Per Class B Proportionate Voting Shares - Basic and Diluted	$	Nil	$(22.50)	-	0%
Class A Subordinate Voting Shares used in computing earnings per share - Basic and Diluted		7,825,570	3,205,324	4,620,246	144%
Class B Proportionate Voting Shares used in computing earnings per share - Basic and Diluted		-	370,370	(370,370)	-100%

	2025	% of Revenue	2024	% of Revenue	$ Change	% Change
REVENUE	$155,000		$1,966,731		$(1,811,731)	-92%
COST OF REVENUE	(631,691)	408%	(1,699,170)	86%	1,067,479	-63%
NET REVENUE	(476,691)	-308%	267,561	14%	(744,252)	-278%

Revenue

Consists of proof of concept projects, software implementation services, and software as a service (“SaaS”). Revenue decreased by $1.81 million, or 92%, to $155,000 for the year ending March 31, 2025, compared to $1.97 million for the prior year. This decrease is primarily attributed to the termination of the SaaS contract, which we did not report in 2025 (compared to $1.75 million in 2024).

Cost of Revenue

Consists of personnel, contractors, hosting, and other costs related to the delivery services to the customers. Cost of revenue decreased by $1.07 million, primarily due to the termination of the SaaS contract. In 2025, the Company recorded a provision of $486,691 related to the estimated loss for the agreement with Analog. If this provision is disregarded, the restated cost of revenue would be $145,000 and would represent 94% of the revenue.

Net Revenue

Represents the revenue minus cost of revenue. Net revenue decreased by $744,252, or 96%, to a negative net revenue of $476,691 for the year ending March 31, 2025, compared to $267,561 for the prior year. The decrease in net revenue is attributed to the overall decline in revenue, as well as the increase in cost of revenue for the period.

Operating Expenses

Operating expenses are allocated between cash and non-cash expenses. We allocated expenses on this basis to help facilitate the calculation and understanding of the Company’s cash flow from operations and liquidity, which we believe are important financial and operating metrics.

Cash Expenses

Cash expenses consists of the items below. Cash expenses decreased by $98,321, or less than 1%, to $32.20 million for the year ending March 31, 2025, compared to $32.30 million for the prior year. The consistency of our cash expenses is primarily due to the Company’s base cost structure.

	2025	% of TCE	2024	% of TCE	$ Change	% Change
Cash expenses
Accounting fees	(567,566)	2%	(538,394)	2%	(29,172)	5%
Consulting fees	(5,201,045)	16%	(4,146,232)	13%	(1,054,813)	25%
Investor relations and marketing	(3,165,838)	10%	(6,980,578)	22%	3,814,740	-55%
Legal fees	(1,801,538)	6%	(2,015,619)	6%	214,081	-11%
Management fees	(146,666)	0%	(41,067)	0%	(105,599)	257%
Office and general	(1,881,530)	6%	(1,709,991)	5%	(171,539)	10%
Personnel expenses	(3,581,964)	11%	(3,713,861)	11%	131,897	-4%
Rent	(90,965)	0%	(26,838)	0%	(64,127)	239%
Research and development	(15,142,542)	47%	(12,024,288)	37%	(3,118,254)	26%
Travel and meals	(617,877)	2%	(1,098,984)	3%	481,107	-44%
Total Cash Expenses (TCE)	(32,197,531)	100%	(32,295,852)	100%	98,321	0%

●	Accounting Fees – relates to accounting staff and external audit fees. Accounting fees increased by $29,172, or 5%, to $567,566 for the year ending March 31, 2025, compared to $538,394 for the prior year. Accounting fees remained consistent for both periods at approximately 2% of cash expenses, as staff and activities for both periods have remained consistent.

●	Consulting Fees – relates to business development consulting, financial advisory services, and general consulting services. Consulting fees increased by $1.05 million, or 25%, to $5.20 million for the year ending March 31, 2025, compared to $4.15 million for the prior year. Consulting fees were 16% of cash expenses for the year ending March 31, 2025, compared to 13% for the prior period.

●	Business development consulting was $2.85 million in the year ended March 31, 2024 (2024 - $3.26 million). The decrease of $415,203 is related to a reduction of consultants involved with the business strategy development of the Company during the year.

●	Financial advisory services were $1.99 million (2024 - $497,781). The increase of $1.49 million is primarily attributed to fees paid to financial advisors in connection with the implementation and expansion of the Company’s financing strategy. This is directly related to the $10.12 million increase in cash flow from financing activities observed in the year ended March 31, 2025.

●	General consulting services were $370,313 in the year ended March 31, 2025 (2024 - $388,034). The $17,721 represents a reduction in resources associated with the delivery of the European grant.

●	Investor Relations and Marketing – relates to messaging, marketing, and advertising of the Company and its products to potential users, and to develop general Company and brand awareness as well as investor relations initiatives associated with presenting the Company to the investing public in media, at roadshows, and on social media. Investor relations and marketing decreased by $3.82 million, or 55%, to $3.17 million for the year ending March 31, 2025, compared to $6.98 million for the prior year. Investor relations and marketing was 10% of cash expenses for the year ending March 31, 2025, compared to 22% for the prior year. We combine these expenses for both years ending March 31, 2024, and 2025, as the Company’s initiatives to market the product of the Company and investment in the Company were intertwined and indistinguishable. Going forward, as the Company begins to market its products and services, we will be able to distinguish between marketing and investor relations expenses. This decrease in investor relations and marketing is due to:

●	Business development reported $1.74 million in the year ended March 31, 2025 (2024 - $3.67 million). The decrease of $1.93 million is a result of fewer consultants engaged to perform business development functions.

●	Marketing and investor awareness reported $869,989 in the year ended March 31, 2025 (2024 - $2.40 million). The decrease of $1.53 million is a result of fewer consultants engaged to perform business development functions.

●	General consulting services reported $554,079 in the year ended March 31, 2025 (2024 - $912,612). The decrease of $358,533 is a result of fewer consultants engaged to perform business development functions.

●	Legal Fees – Legal fees decreased $214,081, or 11%, to $1.80 million for the year ending March 31, 2025, compared to $2.02 million for the prior year. Legal fees were 6% of cash expenses for the years ending March 31, 2025, and 2024. This decrease is mainly due to the reduction of special projects conducted during the year ending March 31, 2025 that required the support of external counsel compared to the prior year.

●	Management Fees – Management fees relate to costs associated with Board members. Management Fees increased by $105,599, or 257%, to $146,666 for the year ending March 31, 2025, compared to $41,067 for the prior year. The increase is related to higher fees paid to the new Chairman of the Company, who joined the Board in September 2024.

●	Office and General Expenses – relates to subscriptions, insurance, transaction fees, and general expenses of the Company. Office and general expenses increased $171,539, or 10%, to $1.88 million for the period ending March 31, 2025, compared to $1.71 million for the prior year. Office and general expenses remained consistent at approximately 5-6% of cash expenses for both years. The increase is due to higher fees incurred with a professional employment agency to contract employees outside of the United States and Canada, higher expenses due to transaction fees paid to the Canadian Exchange, and higher general expenses, including subscriptions.

●	Personnel Expenses – relates to general and administrative payroll costs. Personnel expenses decreased $131,897, or 4%, to $3.58 million for the period ending March 31, 2025, compared to $3.71 million for the prior year. Personnel expenses remained consistent at 11% of cash expenses for both years.

●	Rent – relates to the rent paid for various office and other spaces used by the Company. Rent expense increased by $64,127, to 239% $90,965 for the year ending March 31, 2025, compared to $26,838 for the prior year. Rent expense was less than 1% of cash expenses for both years. Rent increased for 2025 as the Company had to rent additional space to test and prepare various projects under development or being tested.

●	Research and Development – relates to payroll and contractor costs associated with the development of the Company’s product. Research and development increased by $3.12 million, or 26%, to $15.14 million for the year ending March 31, 2025, compared to $12.02 million for the prior year. Research and development was 47% of cash expenses for the year ending March 31, 2025, compared to 37% for the prior year.

●	Travel and Meals – relates to expenses related to meals, airfare, transportation, and other related expenses. Travel and meals decreased by $0.48 million, or 44%, to $0.62 million for the year ending March 31, 2025, compared to $1.10 million for the prior year. Travel and meals remained consistent at approximately 2-3% of cash expenses for both years.

Non-Cash Expenses

Non-cash expenses consists of the items below. Non-cash expenses increased by $0.99 million, or 12%, to $9.10 million for the year ending March 31, 2025, compared to $8.11 million for the prior year.

	2025	% of TNCE	2024	% of TNCE	$ Change	% Change
Non-cash expenses
Depreciation	(172,425)	2%	(261,747)	3%	89,322	-34%
Provision for contract settlement	(1,252,076)	14%	-	0%	(1,252,076)	0%
Share based payments	(7,679,205)	84%	(7,850,119)	97%	170,914	-2%
Total Non Cash Expenses (TNCE)	(9,103,706)	100%	(8,111,866)	100%	(991,840)	12%

●	Depreciation – relates to the decrease in the useful life of computer equipment. Depreciation decreased by $89,322, or 34%, to $172,425 for the year ending March 31, 2025, compared to $261,747 for the prior year. The reduction is attributable to some equipment that exceeded its three-year useful life that are no longer being depreciated.

●	Provision for contract settlement – relates to the unbilled balance of the SaaS project terminated in August 2024. Provision for contract settlement was $1.25 million for the year ending March 31, 2025. There was no comparable expense in the prior year.

●	Share based payments – relates to Black-Scholes grading vesting of stock options and RSUs granted to the Company’s employees, contractors and strategic consultants. Share based payments decreased by $170,914, or 2%, to $7.68 million for the year ending March 31, 2025, compared to $7.85 million for the prior period. The reduction is primarily due to a shorter vesting period associated with the 2024 stock option grants, resulting in a higher front-loaded expense in the prior year. In contrast, the 2025 stock option grants follow a longer vesting schedule, resulting in lower expense recognition in the current period. This decrease was partially offset by a larger number of RSUs granted during the year ended March 31, 2025. See the details of the variations in the table below.

Share based payments	Stock Options	RSUs	Modification of broker’s warrants	Settlement agreement	Total
Previous year graded vesting	473,109	-	-	-	473,109
New grants Q1 2023	70,925	-	-	-	70,925
New grants Q3 2023	6,390,644	127,400	-	-	6,518,044
Modification of broker’s warrants	-	-	440,604	-	440,604
Revaluation RSUs	-	148,636	-	-	148,636
Settlement agreement	-	-	-	198,801	198,801
Balance, March 31, 2024	$6,934,678	$276,036	$440,604	$198,801	$7,850,119

Previous years graded vesting	675,250	-	-	-	675,250
Previous years RSUs revaluation	-	(231,386)	-	-	(231,386)
New grants Q1 2024	128,287	29,948	-	-	158,235
New grants Q2 2024	1,542,912	3,049,516	-	-	4,592,428
New grants Q3 2024	1,291,759	2,621,935	-	-	3,913,694
Cancelled options / RSUs	(1,416,299)	(12,717)	-	-	(1,429,016)
Balance, March 31, 2025	$2,221,909	$5,457,296	$-	$-	$7,679,205

Total Operating Expenses

Total operating expenses increased by $0.89 million, or 2%, to $41.30 million for the year ending March 31, 2025, compared to $40.41 million for the prior year. This increase is primarily due to $0.99 million in non-cash expenses associated with the provision for contract settlement, which was partially offset by lower share based payments ($0.17 million) and depreciation ($0.09 million).

Other Items

Other items consists of the items below. Other items loss decreased by $10.7 million, or 90%, to $1.2 million for the year ending March 31, 2025, compared to a loss of $11.95 million for the prior year.

	2025	% TOI	2024	% TOI	$ Change	% Change
OTHER ITEMS:
Grant income	156,885	-13%	154,709	-1%	2,176	1%
Other income	213,413	-18%	240,293	-2%	(26,880)	-11%
Accretion expense	-	0%	(203,918)	2%	203,918	-100%
Interest expense	(1,953,499)	161%	(348,441)	3%	(1,605,058)	461%
Legal claim expense	848,213	-70%	(9,921,298)	83%	10,769,511	-109%
Provision for losses on related party transactions	(479,808)	39%	(1,872,334)	16%	1,392,526	-74%
Total Other Items (TOI)	(1,214,796)	100%	(11,950,989)	100%	10,736,193	-90%

●	Grant Income – relates to the reimbursement of expenses for amounts spent on project activities related to the grant agreement with Horizon Europe, which is delegated by the European Commission. Grant Income increased by $2,176, or 1%, to $156,885 for the year ending March 31, 2025, compared to income of $155,000 for the prior year. This project is expected to end in August 2026.

●	Other Income – relates to interest received from interest-bearing bank accounts. Other income decreased $26,880, or 11%, to $213,413 for the year ending March 31, 2025, compared to income of $240,293 for the prior year.

●	Accretion Expense – relates to the increase in the carrying value of the discounted value of the convertible debenture converted in 2024. There was no accretion expense for the year ending March 31, 2025, compared to an expense of $203,918 for the prior year.

●	Interest Expense – relates to interest incurred in the conversion of the convertible debenture converted in 2025, interest incurred in the loan payable, and the interest related to the financing of the directors and officers insurance. Interest expense increased $1.61 million, or 461%, to $1.95 million for the year ending March 31, 2025, compared to an expense of $348,441 for the prior year.

●	Legal Claim Expense – Legal claim expense decreased $10.77 million, or 109%, to income of $0.85 million for the year ending March 31, 2025, compared to an expense of $9.92 million for the prior year. The Company recorded the total amount of $9.92 million associated with the David Thomson arbitration award confirmed by the Los Angeles Superior Court as an expense incurred during the year ending March 31, 2024, while during the following year ending March 31, 2025, we recorded as income the $1.67 million insurance payment received by Dan Mapes (President Emeritus, Director of Global Development and a director of the Company) and Gabriel René (CEO and director), which was partially offset by an aggregate of $817,787 of interest that accrued on the total award during the most recently completed fiscal year ended, resulting in an income of $0.85 million for the year ended March 31, 2025.

●	Provision for Loss on Related Party Transactions – Provision for loss on related party transactions decreased $1.39 million, or 74%, to $0.48 million for the year March 31, 2025, compared to an expense of $1.87 million for the prior year.

The provision for losses on related party transactions includes amounts due from Cyberlab LLC (“Cyberlab”) and the Spatial Web Foundation (“SWF”), entities controlled or associated with the Company’s founders, Dan Mapes and Gabriel René.

The related expenses arose primarily from payments made by the Company on behalf of these related parties to third-party vendors.

Although these amounts are expected to be settled through future service agreements, management performed a credit assessment in accordance with the current expected credit loss model under Accounting Standards Codification (“ASC”) 326. Based on this assessment, management determined that there is significant uncertainty regarding the timing and collectability of these receivables. As of March 31, 2025, management concluded that full repayment is not probable within a reasonable timeframe.

Income Taxes

The Company did not pay any income tax for the year ending March 31, 2025, compared to an expense of $2,513 for the prior year. This expense is related to the California franchise tax.

Net Loss

Net loss decreased $9.10 million, or 17%, to $43.00 million for the year ending March 31, 2025, compared to a net loss of $52.10 million for the prior year.

Liquidity and Capital Resources

The Company has historically raised capital to fund operations, primarily through investor support. The Company will continue to rely on such support to generate sufficient amounts of cash and cash equivalents to cover its operating costs, satisfy short- and long- term capital requirements, and meet planned growth objectives. The ability of the Company to arrange additional financing in the future will depend, in part, on the prevailing capital market conditions. Any quoted market for the Company’s shares may be subject to market trends generally, notwithstanding any potential success of the Company in creating new revenues, cash flows or earnings.

The Company’s ability to continue its operations and to realize its assets at their carrying values is dependent upon obtaining additional financing and generating revenues sufficient to cover its operating costs. The ability of the Company to raise sufficient capital to fund operation are conditional primarily through the continuation of its agreements and investor support. The material uncertainty associated with these events and conditions may cast substantial doubt about the Company’s ability to continue as a going concern. The Company’s financial statements do not give effect to any adjustments, which would be necessary should the Company be unable to continue as a going concern. In such circumstances, the Company would be required to realize its assets and discharge its liabilities outside of the normal course of business, and the amounts realized could differ materially from those reflected in the accompanying condensed consolidated interim financial statements.

The Company’s consolidated financial statements have been prepared on a going concern basis which assumes that the Company will continue to operate for the foreseeable future and will be able to realize its assets and discharge its liabilities and commitments in the normal course of business. The Company has incurred losses since inception and has not yet achieved profitable operations. The Company has been relying on debt and equity financing to fund its operation in the past. While the Company has been successful in securing financing to date, there can be no assurances that it will be able to do so in the future. As noted in the report of our independent public accountants for our financial statements for the year ended March 31, 2024, the aforementioned factors raise substantial doubt about the Company’s ability to continue as a going concern within one year after the date that such audited annual financial statements were issued.

Historically, the Company has used net proceeds from issuances of debt and equity to provide sufficient funds to meet its near-term asset development plans and other contractual obligations when due. Management plans to fund operations of the Company with its current working capital and through additional equity and/or debt financings. Management believes that this plan provides an opportunity for the Company to continue as a going concern.

Continuing as a going concern is dependent upon continued operations of the Company, which in turn is dependent upon the Company’s ability to, meets its financial requirements, raise additional capital, and the success of its future operations.

The Company’s long-term capital requirements may vary materially from those currently planned and will depend on many factors, including the rate of net sales growth, the timing and extent of spending on research and development efforts and other growth initiatives, the expansion of sales and marketing activities, the timing of new products, and overall economic conditions. The ability of the Company to arrange additional financing in the future will depend, in part, on the prevailing capital market conditions and its success with its strategic collaborations. Any quoted market for the Subordinate Voting Shares may be subject to market trends generally, notwithstanding any potential success of the Company in creating new revenues, cash flows or earnings. The sale of additional equity would result in additional dilution to the Company’s shareholders. The incurrence of debt financing would result in debt service obligations and the instruments governing such debt could provide for operating and financing covenants that may restrict our operations. There can be no assurances that we will be able to raise additional capital on terms that are attractive to us or at all. The inability to raise capital would adversely affect our ability to achieve our business objectives.

	2025	2024
Cash	4,816,906	892,727
Current assets, including cash	6,183,082	3,495,111
Total Assets	$6,376,575	$3,827,306

Current liabilities	15,106,292	15,362,514
Other liabilities	139,039	140,904
Shareholder’s equity	(8,868,756)	(11,676,112)
Total liabilities and shareholder’s equity	$6,376,575	$3,827,306

Cash increased to $4.82 million for the year ending March 31, 2025, compared to $0.89 million for the prior year. Working capital is current assets minus current liabilities, including the current portion of long-term debt. We had a working capital deficit of $8.92 million for the year ended March 31, 2025, compared to a working capital deficit of $11.87 million for the prior year.

For the year ended	2025	2024	Change
Cash provided by (used) in operating activities	$(33,091,087)	$(29,593,507)	$(3,497,580)
Cash provided by (used) in investing activities	(510,387)	(1,255,737)	745,350
Cash provided by (used) in financing activities	37,658,432	27,538,420	10,120,012
Foreign exchange effect on cash	(132,779)	(193,730)	60,951
Net change in cash during the period	$3,924,179	$(3,504,554)	$7,428,733

●	Cash used in operating activities is comprised of net loss, add-back of non-cash expenses, and net change in non-cash working capital items. Cash used in operating activities increased by $3.50 million to $33.10 million for the year ended March 31, 2025, compared to $29.59 million for the prior year. The increase is mostly attributed to a higher variation of cash used to settle accounts payable ($2.41 million) and the higher loss adjusted by items not involving cash in the year ended March 31, 2025 ($1.22 million).

●	Cash used in investing activities primarily reflects payments related to SWF and Cyberlab, as well as purchases of computer equipment. For the year ended March 31, 2025, the Company reduced its payments related to SWF and Cyberlab by $590,774 to $479,808 for the year ended March 31, 2025 (2024 - $1.07 million), primarily due to lower expenses associated with the arbitration legal process. Additionally, capital expenditures decreased by $154,576 to $30,579 for the year ended March 31, 2025 (2024 - $185,155), reflecting a reduction in computer equipment purchases compared to the prior year.

●	Cash provided by financing activities relates to the instruments used by the Company to fund its working capital needs. The increase in cash flows from financing activities was primarily driven by higher net proceeds from the issuance of units ($11.75 million) and the issuance of convertible debentures ($10.00 million). These inflows were partially offset by a decline in equity issuances ($6.89 million) and the repayment of promissory notes ($2.00 million).

Commitments

The Company has an obligation to pay royalties to Cyberlab (a company owned by Dan Mapes, President Emeritus, Director of Global Development and a director of the Company). Cyberlab shall be entitled to receive a share of the gross revenue derived from the sales, licensing and other commercial activities involving Spatial Domain Names, pursuant to the following schedule:

●	Years 1 through 10 of the Spatial Domain Program: Cyberlab shall be entitled to 5% of all gross revenue from the Spatial Domain Program, while VERSES shall retain the remaining 95% to allocate between itself and other Spatial Domain Program stakeholders (e.g. registries, registrars, etc.) as it sees fit.

●	Years 11 through 14 of the Spatial Domain Program: Cyberlab shall be entitled to retain 4% of all gross revenue from the Spatial Domain Program, while VERSES shall retain the remaining 96%.

●	Years 15 through 17 of the Spatial Domain Program: Cyberlab shall be entitled to retain 3% of all gross revenue from the Spatial Domain Program, while VERSES shall retain the remaining 97%.

●	Years 18 and 19 of the Spatial Domain Program: Cyberlab shall be entitled to retain 2% of all gross revenue from the Spatial Domain Program, while VERSES shall retain the remaining 98%.

●	Years 20 through 25 of the Spatial Domain Program: Cyberlab shall be entitled to retain 1% of all gross revenue from the Spatial Domain Program, while VERSES shall retain the remaining 99%.

As of March 31, 2025, no amounts are payable under the royalty agreement.

The Company is obligated to grant stock options (“Options”), deferred share units (“DSU”), or RSUs to qualifying consultants and employees based on their respective contracts, to be determined at the grant date based on the market price of the Company’s shares. As at March 31, 2025, the outstanding commitment balance is nil (March 31, 2024 – 320,069) to be granted as options, RSUs or DSUs.

The Company has entered into severance agreements with Gabriel René (Chief Executive Officer and Director), Dan Mapes (President Emeritus and Global Ambassador and Director), James Christodoulou, Chief Financial Officer), Donald Moody (General Counsel and Chief Legal Officer), Capm Petersen (Chief Innovation Officer), Steven Swanson (Chief Experience Officer), and Michael Wadden (Chief Commercial Officer). In the case of involuntary termination or a change in control, the executives are entitled to a monetary payment equal to 12 months’ worth of base salary, continuation for 12 months of medical and dental insurance, and immediate, accelerated vesting of all stock options, equity, and related compensation.

The Company has entered into a severance agreement with Kevin Wilson, its Chief Accounting Officer. In the case of involuntary termination or a change in control, the Chief Accounting Officer is entitled to a monetary payment equal to 36 months of base salary, continuation for 36 months of medical and dental insurance, and immediate, accelerated vesting of all stock options, equity, and related compensation.

Outstanding Share Capital

As at	July 11, 2025	March 31, 2025
Shares issued to Class A Subordinate Voting Share shareholders	9,847,199	7,825,571

Outstanding Warrants

As at	July 11, 2025	March 31, 2025
Warrants	3,125,284	2,095,224

Outstanding Stock Options

As at	July 11, 2025	March 31, 2025
Stock options	803,712	770,884

Outstanding Restricted Share Units (“RSUs”)

As at		July 11, 2025	March 31, 2025
RSUs	Note 1	625,762	685,373

Note:

(1)	RSUs are convertible into one Subordinate Voting Shares or payable in cash.

Transactions with Related Parties

The Company’s related parties consist of the directors, executive officers and key management personnel, who have authority and responsibility for planning, directing, and controlling the Company’s activity and companies controlled by them. Parties are considered to be related if one party has the ability, directly or indirectly, to control the other party or exercise significant influence over the other party in making financial and operating decisions. Parties are also considered to be related if they are subject to common control or common significant influence. Related parties may be individuals or corporate entities. A transaction is considered to be a related party transaction when there is a transfer of resources, services, or obligations between related parties.

Transactions are measured at the exchange amount, which is the amount agreed to by the parties.

Key management personnel include those with authority and responsibility for planning, directing, and controlling the company’s activities. The Company has determined that key management personnel consist of executive and non-executive members of its Board of Directors and senior officers.

During the years ended March 31, 2025 and 2024, related party transactions were as follows:

	2025	2024
Management fees	$146,666	$41,067
Management salaries and benefits included in personnel expenses	1,719,195	1,338,762
Share-based payments (Note 8)	655,145	720,222
	$2,521,007	$2,100,051

The following management members incurred in the salaries and management fees:

	Position	2025	2024
Management salaries, Gabriel René	Chief Executive Officer and director	405,000	435,000
Management bonus, Gabriel René	Chief Executive Officer and director	100,000	-
Management benefits, Gabriel René	Chief Executive Officer and director	32,011	28,829
Management salaries, Dan Mapes	President and director	306,000	358,500
Management benefits, Dan Mapes	President and director	24,385	22,751
Management salaries, James Christodoulou	Chief Financial Officer	29,167	-
Management benefits, James Christodoulou	Chief Financial Officer	-	-
Management salaries, James Hendrickson	Chief Operating Officer	237,917	200,000
Management bonus, James Hendrickson	Chief Operating Officer	243,500	-
Management benefits, James Hendrickson	Chief Operating Officer	33,204	27,443
Share-based payments, James Hendrickson	Chief Operating Officer	77,664	24,294
Management salaries, Kevin Wilson	Chief Accounting Officer and Secretary	251,167	249,000
Management bonus, Kevin Wilson	Chief Accounting Officer and Secretary	40,000	-
Management benefits, Kevin Wilson	Chief Accounting Officer and Secretary	16,844	17,239
Share-based payments, Kevin Wilson	Chief Accounting Officer and Secretary	27,287	335,808
Management fees, Michael Blum	Chairman	62,500	-
Share-based payments, Michael Blum	Chairman	439,973	-
Management fees, Jay Samit	Former Chairman	84,166	41,067
Share-based payments, Jay Samit	Former Chairman	40,766	84,594
Share-based payments, Gordon Scott Paterson	Director	28,690	190,933
Share-based payments, Jonathan de Vos	Director	40,766	84,594
Total		$2,521,007	$2,100,051

Included in accounts payable at March 31, 2025, were amounts totaling $105,799 (March 31, 2024 – $nil) due to James Hendrickson, the Chief Operating Officer ($83,500), Michael Blum, the Chairman ($20,000), and Kevin Wilson, the Chief Accounting Officer ($2,299).

Also included in the due from related parties is an unsecured loan of $68,080 (March 31, 2024 - $64,936) to a key member of the management team. The loan has an annual interest rate of 5% and requires principal and interest to be paid in full by May 1, 2033. No repayments were made in the year ended March 31, 2025.

On December 23, 2024, the Company granted 7,407 stock options to James Hendrickson, its Chief Operating Officer with an exercise price of CAD$30.51 ($21.22), expiring in five years, where 25% will within one year of the grant date, and 6.25% every subsequent quarter. The stock options were fair valued at $118,679, of which $40,354 is recognized in the year ended March 31, 2025, using the Black-Scholes option pricing model.

On September 13, 2024, the Company granted 74,074 RSUs to Michael Blum, a director of the Company with no exercise price, expiry date of ten years from the grant date, vesting 24,691 within one year of the grant date and 8.33% every three months afterwards. For the year ended March 31, 2025, the Company revalued the RSUs based on the market price of one Subordinate Voting Share on the revaluation date. The Company recognized $439,973 as share-based payment for RSUs in the year.

On July 3, 2024, the Company granted 3,704 stock options to James Hendrickson, the Chief Operating Officer and 1,852 to Kevin Wilson, the Chief Accounting Officer. The Options have an exercise price of CAD$28.89 ($20.10) and expire in five years. 25% of the options will vest within one year of the grant date and 6.25% every subsequent quarter. The stock options were fair valued at $89,355, of which $41,095 is recognized in the year ended March 31, 2025, using the Black-Scholes option pricing model.

On July 3, 2024, the Company granted 1,852 RSUs to Kevin Wilson, the Chief Accounting Officer and 16,665 to the three independent directors of the Company, 5,555 to Gordon Scott Paterson, 5,555 to Jonathan de Vos, and 5,555 to Jay Samit. The RSUs have no exercise price and expire in ten years. They vest 33.33% within one year of the grant date and 33.33% yearly thereafter. The Company revalued the RSUs based on the market price of one Subordinate Voting Share on the revaluation date. The Company recognized $135,888 as share-based payment for RSUs in the year ended March 31, 2025.

On December 23, 2023, the Company granted 16,278 stock options to Kevin Wilson, the Chief Accounting Officer and 1,852 stock options to James Hendrickson, its Chief Operating Officer with an exercise price of CAD$36.45 ($22.57), expiring in five years, where 16,278 vested on the grant date and 1,852 will vest 25% within one year of the grant date, and 6.25% every subsequent quarter. The stock options were fair valued at $374,011, of which $9,913 is recognized in the year ended March 31, 2025, using the Black-Scholes option pricing model.

On March 31, 2025, the remaining 6,172 RSUs granted to Gordon Scott Paterson, a director of the Company, in the year ended March 31, 2023, were valued based on the market price of one Subordinate Voting Share on the revaluation date, of which $12,078 is derecognized in the year ended March 31, 2025.

Critical Accounting Estimates

●	Equipment – The Company reviews its estimate of the useful lives of depreciable assets at each reporting date, based on the expected remaining useful life of the assets. Uncertainties in these estimates relate to technical obsolescence that may change the utilization of equipment.

●	Recoverability of accounts receivable, contracts assets, and unbilled revenues, and allowance for credit loss – The Company provides an allowance for expected credit losses based on an assessment of the recoverability of accounts receivable. Allowances are applied to accounts receivable at initial recognition based on the probability of default. Management analyzes its debts, customer concentrations, customer creditworthiness, current economic trends, and changes in customer payment terms when making a judgment to evaluate the adequacy of the allowance for expected credit losses. Where the expectation is different from the original estimate, such difference will impact the carrying value of accounts receivable.

●	Functional currency – The determination of the functional currency of each entity within the Company requires management judgment in determining the currency that mainly influences the sale price of services and costs of providing services.

●	Revenue recognition – When the Company enters into an agreement for software development which is longer in nature (longer than one year), the Company records a contract asset which is representative of receivables from the agreements not yet billed to the customer. Significant judgment is made to determine the performance obligations and whether each performance obligation is satisfied at a point in time or over the term of the contracts.

●	Going concern – The assessment of the Company’s ability to continue as a going concern. The determination that the Company will be able to continue as a going concern is subject to critical judgments of management with respect to assumptions surrounding the short and long-term operating budget and financing activities. Should these judgments prove to be inaccurate, management’s continued use of the going concern assumption may be inappropriate.

Financial Instruments

As of March 31, 2025, the Company’s financial instruments consist of cash and restricted cash, accounts receivable, accounts payable and accrued liabilities, restricted share unit liability, provision for legal claim, convertible debenture, and loans payable.

In accordance with ASC 820, Fair Value Measurement, the Company categorizes financial assets and liabilities measured at fair value into a three-level hierarchy based on the inputs used in the valuation techniques. The hierarchy gives the highest priority to quoted prices in active markets (Level 1) and the lowest priority to unobservable inputs (Level 3).

The levels of the fair value hierarchy are defined as follows:

●	Level 1 – Quoted prices (unadjusted) in active markets for identical assets or liabilities that the Company can access at the measurement date.

●	Level 2 – Inputs other than quoted prices included within Level 1 that are observable for the asset or liability, either directly or indirectly, such as quoted prices for similar assets or liabilities in active or inactive markets.

●	Level 3 – Unobservable inputs for the asset or liability, which are used to measure fair value to the extent that observable inputs are not available, and which are significant to the overall fair value measurement.

There were no transfers between the levels of the fair value hierarchy during the year.

As of March 31, 2025	Level 1	Level 2	Level 3	Total
Assets:
Cash and restricted cash	$4,816,906	$-	$-	$4,816,906
Due from related parties	$68,080	$-	$-	$68,080
Liabilities:
Accounts payable	$2,036,916	$-	$-	$2,036,916
Accrued liabilities	$41,736	$-	$-	$41,736
Provision for legal claim	$8,948,085	$-	$-	$8,948,085
Restricted share unit liability	$-	$3,911,823	$-	$3,911,823
Loans payable	$139,039	$-	$-	$139,039

As of March 31, 2024	Level 1	Level 2	Level 3	Total
Assets:
Cash	$892,727	$-	$-	$892,727
Accounts receivable	$100,000	$-	$-	$100,000
Due from related parties	$64,936	$-	$-	$64,936
Liabilities:
Accounts payable	$2,782,502	$-	$-	$2,782,502
Accrued liabilities	$82,500	$-	$-	$82,500
Promissory notes	$2,000,000	$-	$-	$2,000,000
Provision for legal claim	$9,921,298	$-	$-	$9,921,298
Restricted share unit liability	$-	$576,214	$-	$576,214
Loans payable	$140,904	$-	$-	$140,904

Credit risk is the risk of loss associated with a counterparty’s inability to fulfill its payment obligations. The financial instrument that potentially subjects the Company to concentrations of credit risk consists principally of cash, accounts receivable, and due from related parties. To minimize the credit risk, the Company places its cash with large financial institutions.

Amounts due from related parties of $68,080 as of March 31, 2025 (March 31, 2024 - $64,934) represent receivables from an unsecured loan to a key member of the management team. The loan has an annual interest rate of 5% and requires principal and interest to be paid in full by May 1, 2033 (See Note 9 to the financial statements included elsewhere in this Annual Report in Form 10-K).

As of March 31, 2025, management assessed that there is no need to provide a credit loss allowance.

Liquidity risk

Liquidity risk is the risk that the Company will not be able to meet its financial obligations as they become due. The Company has a planning and budgeting process in place to help determine the funds required to support the Company’s normal operating requirements on an ongoing basis. The Company strives to ensure that there are sufficient funds to meet its short-term business requirements, taking into account its anticipated cash flows from operations, cash holdings, and anticipated future financing transactions.

Contractual cash flow requirements as of March 31, 2025, were as follows:

	<1 year $	1-2 years $	2-5 years $	>5 years $	Total $
Accounts payable	2,036,916	-	-	-	2,036,916
Accrued liabilities	41,736	-	-	-	41,736
Loans payable	7,752	7,752	23,256	15,067,532	15,106,292
Total	2,086,404	7,752	23,256	15,067,532	17,184,944

As of March 31, 2025, the Company had a working capital deficit of $8.92 million (March 31, 2024 - $ 11.87 million).

Foreign exchange risk

Foreign exchange risk is the risk that the fair value or future cash flows will fluctuate due to changes in foreign exchange rates. The Company has financial assets denominated in Euros and Canadian dollars and is therefore exposed to exchange rate fluctuations. As of March 31, 2025, the Company had the equivalent of $223,534 (March 31, 2024 - $552,476) net financial liabilities denominated in Canadian dollars and $104,416 (March 31, 2024 - $117,648) in net financial assets denominated in Euros.

The foreign exchange risk exposure of the Company financial instruments as at March 31, 2025 is as below:

			+/- 10% fluctuation
	Currency		Increase/(decrease)
Financial Instrument Type	CAD$	$	$ impact
Cash	5,445,994	3,788,233	378,823	(378,823)
Tax receivable	870,173	605,293	60,529	(60,529)
Prepaid expenses	408,202	283,946	28,395	(28,395)
Accounts payable	(1,362,055)	(947,445)	(94,745)	94,745
Accrued liabilities	(60,000)	(41,736)	(4,174)	4,174
Restricted share unit liability	(5,623,668)	(3,911,824)	(391,182)	391,182
	(321,354)	(223,534)	(22,354)	22,354

			+/- 10% fluctuation
	Currency		Increase/(decrease)
Financial Instrument Type	EURO	$	$ impact
Restricted cash	113,701	122,740	12,274	(12,274)
Tax receivable	(352)	(380)	(38)	38
Accounts payable	(16,622)	(17,944)	(1,794)	1,794
Deferred Grant	(62,615)	(67,732)	(6,773)	6,773
	34,111	104,416	3,668	(3,668)

Interest rate risk

Interest rate risk is the risk that the fair value or future cash flows of a financial instrument will fluctuate due to changes in market interest rates. The interest earned on cash balances approximate fair value rates, and the Company is not subject to significant risk due to fluctuating interest rates. As of March 31, 2025, the Company does not hold any liabilities that are subject to fluctuations in market interest rates.

Price risk

Price risk is the risk that the fair value or future cash flows of a financial instrument will fluctuate due to changes in market prices, other than those arising from interest rate risk or currency risk. The Company is not exposed to other price risk.

Management’s Responsibility for Financial Statements

The information included in the consolidated financial statement and this MD&A is the responsibility of management, and their preparation requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the consolidated financial statements, and the reported amount of expenses during the reported period. Actual results could differ from those estimates.

JOBS Act

On April 5, 2012, the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”) was enacted. Section 107 of the JOBS Act provides that an “emerging growth company” can take advantage of the extended transition period provided in Section 7(a)(2)(B) of the Securities Act for complying with new or revised accounting standards. In other words, an “emerging growth company” can delay the adoption of certain accounting standards until those standards would otherwise apply to private companies.

We have chosen to take advantage of the extended transition periods available to emerging growth companies under the JOBS Act for complying with new or revised accounting standards until those standards would otherwise apply to private companies provided under the JOBS Act. As a result, our financial statements may not be comparable to those of companies that comply with public company effective dates for complying with new or revised accounting standards.

Subject to certain conditions set forth in the JOBS Act, as an “emerging growth company,” we intend to rely on certain of these exemptions, including, without limitation, (i) providing an auditor’s attestation report on our system of internal controls over financial reporting pursuant to Section 404(b) of the Sarbanes-Oxley Act of 2002, as amended, and (ii) complying with any requirement that may be adopted by the Public Company Accounting Oversight Board regarding mandatory audit firm rotation or a supplement to the auditor’s report providing additional information about the audit and the financial statements, known as the auditor discussion and analysis. We will remain an “emerging growth company” until the earliest of (i) the last day of the fiscal year in which we have total annual gross revenues of $1.235 billion or more; (ii) the last day of our fiscal year following the fifth anniversary of the date of our initial public offering; (iii) the date on which we have issued more than $1 billion in nonconvertible debt during the previous three years; or (iv) the date on which we are deemed to be a large accelerated filer under the rules of the SEC.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

The Company is not required to provide the information required by this Item as it is a “smaller reporting company,” as defined in Rule 12b-2 of the Exchange Act.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Verses AI Inc.

Consolidated Financial Statements

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Verses AI, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Verses AI, Inc. and subsidiaries (the Company) as of March 31, 2025 and 2024 and the related consolidated statements of operations, comprehensive loss, shareholders’ deficiency, and cash flows for each of the two years in the period ended March 31, 2025 and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of March 31, 2025 and 2024, and the results of its operations and its cash flows for each of the two years in the period ended March 31, 2025, in conformity with accounting principles generally accepted in the United States of America.

Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company has recurring net losses, a large accumulated deficit, and negative cash flows from operations which raises substantial doubt about its ability to continue as a going concern. Management’s plans regarding those matters are also described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and the significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe our audits provide a reasonable basis for our opinion.

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current period audit of the consolidated financial statements that were communicated, or required to be communicated, to the audit committee and that: (1) relate to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matter does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Going Concern

Due to the recurring net losses and negative cash flows from operations for the year, the Company evaluated the need for a going concern as listed in Note 1.

Auditing management’s evaluation of a going concern can be a significant judgement given the fact that the Company uses management estimates on future revenues and expenses which are not able to be substantiated.

To evaluate the appropriateness of the going concern, we examined and evaluated the financial information along with management’s plans to mitigate the going concern and management’s disclosure on going concern.

/s/ M&K CPAS, PLLC

We have served as the Company’s auditor since 2024

The Woodlands, Texas

June 30, 2025, except for Note 25, as to which the date is July 14, 2025

VERSES AI INC.

Consolidated Balance Sheets

(Expressed in United States dollars)

As of March 31,	Notes	2025	2024
ASSETS
CURRENT
Cash and restricted cash	3	$4,816,906	$892,727
Accounts receivable		-	100,000
Deferred financing costs		118,546	80,993
Unbilled revenue	4, 5	-	1,252,076
Work in progress		6,654	-
Tax receivable		604,912	374,964
Prepaid expenses	14	636,064	794,351
		6,183,082	3,495,111
Due from related parties	9, 17	68,080	64,936
Equipment	7, 15	125,413	267,259
TOTAL ASSETS		$6,376,575	$3,827,306
LIABILITIES
CURRENT
Accounts payable	9	$2,036,916	$2,782,502
Accrued liabilities		41,736	82,500
Deferred grant	3	67,732	-
Deferred revenue		100,000	-
Promissory notes	16	-	2,000,000
Provision for legal claim	22	8,948,085	9,921,298
Restricted share unit liability	8	3,911,823	576,214
		15,106,292	15,362,514
Loans payable	7	139,039	140,904
TOTAL LIABILITIES		15,245,331	15,503,418
SHAREHOLDERS’ DEFICIENCY
Class A Subordinate Voting Shares, without par value: unlimited authorized; 7,825,571 and 3,205,319 issued and outstanding, respectively	11	105,477,150	62,472,187
Class B Proportionate Voting Shares, without par value: unlimited authorized; Nil and 370,370 issued and outstanding, respectively	11	-	-
Additional paid-in capital	8, 9, 12	15,891,737	13,342,560
Accumulated other comprehensive loss		(675,018)	(920,958)
Deficit		(129,562,625)	(86,569,901)
TOTAL SHAREHOLDERS’ DEFICIENCY		(8,868,756)	(11,676,112)
TOTAL LIABILITIES AND SHAREHOLDERS’ DEFICIENCY		$6,376,575	$3,827,306

The accompanying notes are an integral part of these consolidated financial statements.

VERSES AI INC.

Consolidated Statements of Operations

For the years ended March 31,

(Expressed in United States dollars)

	2025		2024
REVENUE		$155,000	$1,966,731
COST OF REVENUE		(631,691)	(1,699,170)
NET REVENUE		(476,691)	267,561

Operating expenses:
Selling, general and administrative expenses		(41,301,237)	(40,407,718)

OPERATING INCOME (EXPENSE)		(41,777,928)	(40,140,157)

Other income/(expense), net		(1,214,796)	(11,950,989)

LOSS BEFORE INCOME TAXES		(42,992,724)	(52,091,146)

Income Taxes		-	(2,513)

NET LOSS		(42,992,724)	(52,093,659)
Loss Per Class A Subordinate Voting Shares - Basic and Diluted		$(5.49)	$(9.44)
Loss Per Class B Proportionate Voting Shares - Basic and Diluted	$	Nil	$(22.50)
Class A Subordinate Voting Shares used in computing earnings per share - Basic and Diluted		7,825,570	3,205,324
Class B Proportionate Voting Shares used in computing earnings per share - Basic and Diluted		-	370,370

The accompanying notes are an integral part of these consolidated financial statements.

F-4

VERSES AI INC.

Consolidated Statements of Comprehensive Loss

For the years ended March 31,

(Expressed in United States dollars)

	2025	2024
Net Loss	(42,992,724)	(52,093,659)

Change in foreign currency translation	245,940	(284,431)

NET COMPREHENSIVE LOSS	$(42,746,784)	$(52,378,090)

The accompanying notes are an integral part of these consolidated financial statements.

VERSES AI INC.

Consolidated Statements of Shareholders’ Deficiency

For the years ended March 31, 2025 and 2024

(Expressed in United States dollars)

	Number of Class B Proportionate Voting Shares	Number of Class A Subordinate Voting Shares	Share Capital	Additional paid-in capital	Obligation to Issue Shares	Accumulated Other Comprehensive Loss	Deficit	Total Shareholders’ Deficiency
Balance, March 31, 2023	370,370	2,066,887	$30,264,179	$5,606,507	$83,456	$(636,527)	$(34,476,242)	$841,373
Exercise of options and warrants	-	516,635	11,042,575	(1,119,662)	(83,456)	-	-	9,839,457
Issuance of Units for cash (net)	-	182,520	5,898,785	697,807	-	-	-	6,596,592
Conversion of convertible debentures (net)	-	161,950	5,601,372	-	-	-	-	5,601,372
Shares issued for services	-	1,852	61,049	-	-	-	-	61,049
Stock options granted	-	-	-	6,934,678	-	-	-	6,934,678
Modification of finders’ warrants	-	-	-	440,604	-	-	-	440,604
Special warrants converted to shares (net)	-	243,068	8,380,426	782,626	-	-	-	9,163,052
Issuance of shares for settlement	-	7,407	198,801	-	-	-	-	198,801
SAFE conversion to shares	-	25,000	1,025,000	-	-	-	-	1,025,000
Foreign exchange difference	-	-	-	-	-	(284,431)	-	(284,431)
Net loss	-	-	-	-	-	-	(52,093,659)	(52,093,659)
Balance, March 31, 2024	370,370	3,205,319	$62,472,187	$13,342,560	$-	$(920,958)	$(86,569,901)	$(11,676,112)
Exercise of options and warrants	-	174,246	4,039,332	(1,075,242)	-	-	-	2,964,090
Stock options granted	-	-	-	2,221,908	-	-	-	2,221,908
Conversion of Class B Proportionate Voting shares into Class A Subordinate Voting shares	(370,370)	2,314,815	-	-	-	-	-	-
Shares issued for services	-	1,852	49,714	-	-	-	-	49,714
Special warrants converted to shares (net)	-	503,704	7,886,149	239,684	-	-	-	8,125,833
Issuance of Units for cash (net)	-	1,013,413	17,791,738	1,162,827	-	-	-	18,954,565
Conversion of convertible debentures (net)	-	510,370	11,126,864	-	-	-	-	11,126,864
RSU settlement	-	101,852	2,111,166	-	-	-	-	2,111,166
Net loss	-	-	-	-	-	245,940	(42,992,724)	(42,746,784)
Balance, March 31, 2025	-	7,825,571	$105,477,150	$15,891,737	$-	$(675,018)	$(129,562,625)	$(8,868,756)

The accompanying notes are an integral part of these consolidated financial statements.

VERSES AI INC.

Consolidated Statements of Cash Flows

For the years ended March 31, 2025 and 2024

(Expressed in United States dollars)

For the year ended	2025	2024
Cash provided by (used in):
OPERATING ACTIVITIES
Net loss	$(42,992,724)	$(52,093,659)
Adjustments to reconcile net losses to net cash used in operating activities:
Depreciation	172,425	261,747
Interest due from related parties loan	(3,144)	-
Provision for legal claim	(848,213)	9,921,298
Provision for contract settlement	1,252,076	-
Provision for losses on related party transactions	479,808	1,872,334
Accretion expense	-	203,918
Interest expense	1,953,499	348,441
Issuance of advisory Units and warrants for services	49,714	61,049
Share based payments	7,679,205	7,850,119

Changes in operating assets and liabilities:
Accounts receivable	100,000	(65,000)
Contract assets and unbilled revenue	(6,654)	98,359
Tax receivable	(229,948)	(170,149)
Prepaid expenses	158,287	648,326
Deferred financing costs	(37,553)	(80,993)
Legal claim payments	(125,000)	-
Accounts payable and accrued liabilities	(792,865)	1,615,703
Deferred revenue	100,000	(65,000)
Net cash used in operating activities	(33,091,087)	(29,593,507)
INVESTING ACTIVITIES
Due from related parties	(479,808)	(1,070,582)
Investment in equipment	(30,579)	(185,155)
Net cash used in investing activities	(510,387)	(1,255,737)
FINANCING ACTIVITIES
Deferred grant	67,732	-
Repayments of loans	(2,007,106)	(7,752)
Proceeds from issuance of promissory notes	-	2,000,000
Proceeds from issuance of equity instruments	2,951,695	9,839,457
Proceeds from issuance of Units	29,272,271	17,518,269
Private placement issuance costs	(2,179,478)	(1,697,576)
Proceeds from issuance of convertible debentures	10,000,000	-
Convertible debentures issuance costs	(446,682)	-
Lease payments	-	(113,978)
Net cash provided by financing activities	37,658,432	27,538,420
Foreign exchange effect on cash	(132,779)	(193,730)
Net change in cash during the year	3,924,179	(3,504,554)
Cash, beginning of the year	892,727	4,397,281
Cash, end of the year	$4,816,906	$892,727

Supplemental cash flow information (Note 19).

The accompanying notes are an integral part of these consolidated financial statements.

VERSES AI INC. Notes to the Consolidated Financial Statements For the years ended March 31, 2025 and 2024 (Expressed in United States dollars)

1. NATURE OF BUSINESS AND GOING CONCERN

Chromos Capital Corp. was incorporated under the Business Corporations Act (British Columbia) on November 19, 2020. On June 17, 2021, Chromos Capital Corp. changed its name to Verses Technologies Inc. On March 31, 2023, Verses Technologies Inc. changed its name to Verses AI Inc. (“VAI”, “VERSES” or the “Company”).

VERSES is a cognitive computing company specializing in next generation intelligence software systems. We are primarily focused on developing an intelligence-as-a-service smart software platform, Genius. Our business is based on the vision of the “Spatial Web” – an open, hyper-connected, context-aware, governance-based network of humans, machines and intelligent agents. Our ambition is to build tools that enable the Spatial Web and to become a leader in the transition from the information age to the intelligence age.

On June 28, 2022, the Subordinate Class A shares of the Company were listed and started trading on the NEO Exchange in Canada (“NEO”) (“Listing”) under the symbol “VERS”.

On October 4, 2022, the Company announced that the Company’s Class A shares have commenced trading on the OTCQX® Best Market, an over-the-counter public market in the United States, under the ticker symbol “VRSSF”. VERSES will continue to trade on the NEO Exchange in Canada, as its primary listing.

On July 20, 2023, the Company was downgraded from the OTCQX and started trading on OTCQB® Venture Market under the same ticker symbol “VRSSF”.

The Company’s head office and registered and records office is located at 1111 West Hastings Street, 15th Floor, Vancouver, British Columbia, V6E 2J3, Canada.

For the year ended March 31, 2025, the Company incurred a net loss of $42,992,724 (2024 - $52,093,659) which was primarily funded by the issuance of Units, convertible debenture, special warrants, and exercises of options and warrants. As of March 31, 2025, the Company has an accumulated deficit of $129,562,625 (2024 - $86,569,901). The Company’s ability to continue its operations and to realize its assets at their carrying values is dependent upon obtaining additional financing and generating revenues sufficient to cover its operating costs and working capital deficit.

The ability of the Company to raise additional sufficient capital to carry operations are conditional, in part, on the progress of its technology development and continued investor support. The material uncertainty of these items and conditions raise substantial doubt about the Company’s ability to continue as a going concern. These consolidated financial statements do not give effect to any adjustments, which would be necessary should the Company be unable to raise additional capital to continue as a going concern. In such circumstances, the Company would be required to realize its assets and discharge its liabilities outside of the normal course of business, and the amounts realized could differ materially from those reflected in these consolidated financial statements.

VERSES AI INC. Notes to the Consolidated Financial Statements For the years ended March 31, 2025 and 2024 (Expressed in United States dollars)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

a)	Basis of presentation

The consolidated financial statements include the accounts of VERSES AI Inc. and its wholly owned subsidiaries (“Subsidiaries”) (collectively “VERSES” or the “Company”) have been prepared in accordance with U.S generally accepted accounting principles (“GAAP”) as defined by the Financial Accounting Standards Board (FASB).

b)	Consolidation

These consolidated financial statements include the accounts of the Company and its wholly owned Subsidiaries. The results of the Subsidiaries will continue to be included in the consolidated financial statements of the Company until the date that the Company’s control over the Subsidiaries ceases. Control exists when the Company has the power, directly or indirectly, to govern the financial and operating policies of an entity so as to obtain benefits from its activities. All intercompany transactions are eliminated on these consolidated financial statements.

Details of the Company’s Subsidiaries at March 31, 2025 and March 31, 2024 are as follows:

Name	Place of Incorporation	March 31, 2025 Interest	March 31, 2024 Interest
Verses Technologies USA, Inc. (formerly Verses Labs Inc.) (“VTU”)	Wyoming, USA	100%	100%
Verses Operations Canada Inc. (“VOC”)	British Columbia, CA	100%	100%
Verses Logistics Inc. (“VLOG”)	Wyoming, USA	100%	100%
Verses Realities Inc. (“VRI”)	Wyoming, USA	100%	100%
Verses Inc. (“VINC”)	Wyoming, USA	100%	100%
Verses Health Inc. (“VHE”)	Wyoming, USA	100%	100%
Verses Global BV (“VBV”)	Netherlands	100%	100%
Verses Solutions Inc (“VSI”)	Wyoming, USA	100%	Nil

c)	Significant accounting estimates and judgments

The preparation of these consolidated financial statements requires management to make certain estimates, judgments and assumptions that affect the reported amounts of assets and liabilities at the date of the consolidated financial statements and reported amounts of expenses during the reporting period. These consolidated financial statements include estimates that, by their nature, are uncertain. The impacts of such estimates are pervasive throughout the consolidated financial statements, and may require accounting adjustments based on future occurrences. Revisions to accounting estimates are recognized in the period in which the estimate is revised and future periods if the revision affects both current and future periods. These estimates are based on historical experience, current and future economic conditions, and other factors, including expectations of future events that are believed to be reasonable under the circumstances. Actual outcomes could differ from these estimates.

VERSES AI INC. Notes to the Consolidated Financial Statements For the years ended March 31, 2025 and 2024 (Expressed in United States dollars)

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

c)	Significant accounting estimates and judgments (continued)

Significant assumptions about the future that management has made and other sources of estimation uncertainty at the reporting date, which could result in a material adjustment to the carrying amounts of assets and liabilities, in the event that actual results differ from assumptions made, relate to the following:

Critical accounting estimates

●	Equipment – The Company reviews its estimate of the useful lives of depreciable assets at each reporting date, based on the expected remaining useful life of the assets. Uncertainties in these estimates relate to technical obsolescence that may change the utilization of equipment.

●	Recoverability of accounts receivable, contracts assets, and unbilled revenues, and allowance for credit loss – The Company provides an allowance for expected credit losses based on an assessment of the recoverability of accounts receivable. Allowances are applied to accounts receivable at initial recognition based on the probability of default. Management analyzes its debts, customer concentrations, customer creditworthiness, current economic trends, and changes in customer payment terms when making a judgment to evaluate the adequacy of the allowance for expected credit losses. Where the expectation is different from the original estimate, such difference will impact the carrying value of accounts receivable.

●	Functional currency – The determination of the functional currency of each entity within the Company requires management judgment in determining the currency that mainly influences the sale price of services and costs of providing services.

●	Revenue recognition – When the Company enters into an agreement for software development which is longer in nature (longer than 1 year), the Company records a contract asset which is representative of receivables from the agreements not yet billed to the customer. Significant judgment is made to determine the performance obligations and whether each performance obligation is satisfied at a point in time or over the term of the contracts.

●	Going concern – The assessment of the Company’s ability to continue as a going concern. The determination that the Company will be able to continue as a going concern is subject to critical judgments of management with respect to assumptions surrounding the short and long-term operating budget and financing activities. Should these judgments prove to be inaccurate, management’s continued use of the going concern assumption may be inappropriate.

d)	Cash and cash equivalents

Cash include cash on hand, demand deposits with financial institutions, and other short-term, highly liquid investments that are readily convertible to known amounts of cash and subject to an insignificant risk of change in value.

e)	Foreign currency translation

The accompanying consolidated financial statements are presented in United States dollars (“$”), unless otherwise indicated.

The functional currency is the currency of the primary economic environment in which an entity operates and may differ from the currency in which the entity enters transactions. The functional currency of VAI and VOC is the Canadian dollar (“CAD”) (“CAD$”). The functional currency of VTU, VLOG, VRI, VINC, VHE, and VSOL is the United States dollar (“USD”) (“$”). The functional currency of VBV is the Euro (“€”).

Transactions in currencies other than the functional currency are translated to the functional currency at exchange rates prevailing on the dates of the transactions. Monetary assets and liabilities that are denominated in currencies other than the functional currency are translated to the functional currency using the exchange rate prevailing on the date of the consolidated statement of financial position, while non-monetary assets and liabilities are translated at historical rates.

VERSES AI INC. Notes to the Consolidated Financial Statements For the years ended March 31, 2025 and 2024 (Expressed in United States dollars)

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

e)	Foreign currency translation (continued)

Exchange gains and losses arising from the translation of foreign currency-denominated transactions or balances are recorded as a component of profit or loss in the period in which they occur.

The results of operations and financial position of each subsidiary where the functional currency is different from the presentation currency are translated as follows: assets and liabilities for each consolidated statement of financial position presented are translated at the closing rate at the date of that consolidated statement of financial position, expenses are translated at the average exchange rate each month, all resulting exchange differences are recognized in accumulated other comprehensive income (loss).

f)	Income taxes

Income tax on the profit or loss for the periods presented comprises current and deferred tax. Income tax is recognized in profit or loss, except to the extent that it relates to items recognized directly in equity, in which case it is recognized in equity.

Current tax expense is the expected tax payable on the taxable income for the year, calculated using tax rates enacted at year-end, adjusted for amendments to tax payable with regard to previous years.

Deferred tax is determined using the liability method, providing for temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for taxation purposes. The amount of deferred tax provided is based on the expected manner of realization or settlement of the carrying amounts of assets and liabilities, using tax rates enacted or substantively enacted at the financial position reporting date applicable to the period of expected realization or settlement.

Deferred tax asset is recognized only to the extent that it is more likely than not that future taxable profits will be available against which the asset can be utilized. Where appropriate, the Company records a valuation allowance with respect to a future tax benefit.

Deferred income tax is provided on temporary differences arising on investments in subsidiaries and associates except, in the case of subsidiaries, where the timing of the reversal of the temporary difference is controlled by the Company and it is probable that the temporary difference will not reverse in the foreseeable future.

g)	Share capital

Equity instruments are contracts that give a residual interest in the net assets of the Company. Financial instruments issued by the Company are classified as equity only to the extent that they do not meet the definition of a financial asset or financial liability. The Company’s Subordinate Voting Shares and share purchase warrants are classified as equity instruments. Incremental costs directly attributable to the issue of new shares or warrants are shown in equity as a deduction, net of tax, from the proceeds.

Proceeds from the exercise of warrants are recorded as share capital in the amount for which the warrant enabled the holder to purchase a share in the Company. Any previously recorded share-based payment included in the additional paid-in capital account is transferred to share capital upon the exercise of warrants. Share capital issued for non-monetary consideration is valued at the closing CBOE Canada (Canadian stock exchange) market price at the date of issuance. The proceeds from the issuance of Units are allocated between Subordinate Voting Shares and warrants using the relative fair value method. Under this approach, the total proceeds are allocated to each component based on their relative fair values at the time of the financing. The fair value of the Subordinate Voting Shares and the fair value of the warrants are determined independently, and the proceeds are then proportionally allocated to share capital and warrants reserve accordingly.

VERSES AI INC. Notes to the Consolidated Financial Statements For the years ended March 31, 2025 and 2024 (Expressed in United States dollars)

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

g)	Share capital (continued)

Upon expiration, any value attributed to warrants and stock options remains in the additional paid-in capital.

Amounts recorded to obligation to issue shares are from contracts that give rise to a commitment for the Company to issue shares such as subscriptions received in advance for a specific private placement and special warrants that convert into shares.

h)	Share-based payments

The Company has an omnibus equity incentive plan for stock options, restricted share Units (“RSUs”), performance share Units (“PSUs”), and deferred share Units (“DSUs”), which are described in note 8. The Company grants equity-settled share-based awards to directors, officers, employees, and consultants.

Share-based payments to employees and others providing similar services are measured at the estimated fair value of the instruments issued on the grant date and expensed over the vesting periods. The fair value of equity-settled share options granted to employees is recognized as an expense over the vesting period with a corresponding increase in equity. An individual is classified as an employee when the individual is an employee for legal or tax purposes (direct employee) or provides services similar to those performed by a direct employee, including directors of the Company.

Amounts recorded to additional paid-in capital represent the value of equity-based transactions other than share capital, and include stock options, warrants, and the equity component of convertible debt.

For share-based payment awards granted to employees, we estimate the fair value of stock options on the grant date using the Black-Scholes option-pricing model, applying standard assumptions for expected volatility, expected term, risk-free interest rate, and expected dividends. We use the “plain vanilla” model and compensation expense is recognized on a graded vesting basis over the vesting period of the award. The amount of expense recognized reflects the number of awards that are expected to vest. We revise our estimates of forfeitures, if necessary, in subsequent periods and recognize the cumulative effect of any changes in the current period.

The fair value of share-based payments to non-employees are based on the fair value of the goods or services received. If the Company cannot reliably estimate the fair value of the goods or services received, the Company measures their value, and the corresponding increase in equity, indirectly, by reference to the fair value of the equity instruments granted at the date the Company receives the goods or services.

i)	Loss per share

Basic loss per share is computed by dividing net loss attributable to Subordinate Voting Shares shareholders by the number of Subordinate Voting Shares outstanding during the period. Diluted earnings per share is computed similar to basic loss per share, except that the number of shares outstanding is increased to include additional shares for the assumed exercise of stock options and warrants, if dilutive. The Company applies the treasury stock method in calculating diluted earnings per share, which assumes that outstanding stock options and warrants were exercised and that the proceeds from such exercises were used to acquire Subordinate Voting Shares at the average market price during the reporting periods. Diluted loss per share excludes all dilutive potential Subordinate Voting Shares, as their effect would be anti-dilutive.

For the year ended March 31, 2025, 2,095,224 (2024 - 878,061) warrants, 770,995 stock options (2024 - 542,454), and 685,373 (2024 - 24,075) RSUs were not included in the calculation of diluted earnings per share as their inclusion was anti-dilutive.

VERSES AI INC. Notes to the Consolidated Financial Statements For the years ended March 31, 2025 and 2024 (Expressed in United States dollars)

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

j)	Related party transactions

Parties are considered to be related if one party has the ability, directly or indirectly, to control the other party or exercise significant influence over the other party in making financial and operating decisions. Parties are also considered to be related if they are subject to common control or common significant influence. Related parties may be individuals or corporate entities. A transaction is considered to be a related party transaction when there is a transfer of resources, services, or obligations between related parties.

k)	Financial instruments

(i) Impairment of financial assets at amortized cost

The Company recognizes an allowance for credit losses on financial assets carried at amortized cost. The allowance is based on management’s estimate of current expected credit losses (CECL) over the contractual term of the asset, considering historical experience, current conditions, and reasonable and supportable forecasts. The Company evaluates the allowance at each reporting date and records any necessary adjustments through earnings as a credit loss expense. Changes in expected credit losses, including both increases and reversals, are recognized in the income statement in the period in which they occur. The full lifetime expected credit loss is recorded upon initial recognition of the financial asset and reassessed regularly based on changes in credit risk and economic outlook.

(ii) Derecognition

Financial assets

The Company derecognizes financial assets only when the contractual rights to cash flows from the financial assets expire, or when it transfers the financial assets and substantially all of the associated risks and rewards of ownership to another entity. Gains and losses on derecognition are recognized in profit or loss.

Financial liabilities

The Company derecognizes a financial liability when its contractual obligations are discharged or cancelled, or expire.

The Company also derecognizes a financial liability when its terms are modified and the cash flows of the modified liability are substantially different. In this case, a new financial liability based on the modified terms is recognized at fair value.

l)	Government assistance

Government assistance consists of grants received under the Horizon Europe program, administered under the authority of the European Commission.

In accordance with U.S. GAAP, the Company accounts for government grants by analogy to ASC 958-605 (Not-for-Profit Entities – Revenue Recognition), as there is no specific guidance for business entities. Under this approach, government assistance is recognized when the related conditions have been substantially met and receipt of the funds is reasonably assured.

The grant is intended to compensate for specific operating expenses, the assistance is recognized as other income on a systematic basis in the same period in which the related expenses are incurred.

m)	Research and development

The Company incurs costs on activities that relate to research and development of new and existing products. The Company expenses all research and development costs as incurred. Development costs of the Company’s products are subject to capitalization beginning when a product’s technological feasibility has been established and ending when a product is available for general release to customers.

n)	Revenue recognition

The Company’s revenue is primarily derived from licensing its applications to customers, providing customization to its core software and performing ongoing maintenance and consulting services.

VERSES AI INC. Notes to the Consolidated Financial Statements For the years ended March 31, 2025 and 2024 (Expressed in United States dollars)

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

n)	Revenue recognition (continued)

The Company recognizes revenue in accordance with ASC 606, “Revenue From Contracts With Customers,” which follows a five-step model to assess each contract of a contract with a customer: (i) identify the legally binding contract, (ii) identify the performance obligations, (iii) determine the transaction price, (iv) allocate the transaction price, and (v) determine whether revenue will be recognized at a point in time or over time. Revenue is recognized when a performance obligation is satisfied and the customer obtains control of promised goods and services. The amount of revenue recognized reflects the consideration to which the Company expects to be entitled to receive in exchange for these goods and services.

The Company’s performance obligations are satisfied over time or at a point in time depending on the transfer of control to the customer.

Software arrangements

Revenue from software arrangements that provide the Company’s customers with the right to use the software without any significant development or integration work is recognized at the time of delivery. Revenue from fixed-price software arrangements and software customization contracts that require significant production, modification, or customization of software is recognized over time using the cost input method as the services are rendered from time and materials contracts. If cost input method is not used, the Company recognizes the module customization revenue upon final installation of the modules and acceptance by the customers.

Revenue from Software as a service (“SaaS”) arrangements provide the Company’s customers with the right to access a cloud-based environment that the Company provides and manages and the right to receive support and to use the software; however, the customer does not have the right to take possession of the software. Revenue from SaaS arrangements are generally recognized ratably over the contract term, using the time elapsed output method, commencing on the date an executed contract exists and the customer has the right-to-use and access to the software. Substantially, all of the Company’s subscription service arrangements are non-cancellable and do not contain refund-type provisions.

Contract balances

The timing of revenue recognition, billing, and cash collections results in accounts receivable, contract assets, unbilled revenue, and deferred revenue on the consolidated statement of financial position.

Unbilled revenues are recognized when revenue is recognized in excess of billings or when the Company has a right to consideration and that right is conditional to something other than the passage of time. Contract assets are subsequently transferred to accounts receivable when the right to payment becomes unconditional.

o)	Deferred revenue

Deferred revenue is recognized when payments received from customers are in excess of revenue recognized. Deferred revenue is subsequently recognized in revenue when the Company satisfies its performance obligations. Contract assets and deferred revenue are reported in a net position on a contract-by-contract basis at the end of each reporting period.

p)	Cost of revenue

Cost of revenue includes expenses incurred for development of applications and consists of labour costs of technical staff, other direct costs, and hosting services, but excludes depreciation costs.

VERSES AI INC. Notes to the Consolidated Financial Statements For the years ended March 31, 2025 and 2024 (Expressed in United States dollars)

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

q)	Impairment of long-lived assets

The Company periodically assesses potential impairments of its long-lived assets in accordance with the provisions of ASC 360, Accounting for the Impairment or Disposal of Long-lived Assets.

An impairment review is performed whenever events or changes in circumstances indicate that the carrying value of the assets may not be recoverable.

The Company groups its assets at the lowest level for which identifiable cash flows are largely independent of the cash flows of the other assets and liabilities. The Company has determined that the lowest level for which identifiable cash flows are available is the operating segment level.

Factors considered by the Company include, but are not limited to, significant underperformance relative to historical or projected operating results; significant changes in the manner of use of the acquired assets or the strategy for the overall business; and significant negative industry or economic trends. When the carrying value of a long-lived asset may not be recoverable based upon the existence of one or more of the above indicators of impairment, the Company estimates the future undiscounted cash flows expected to result from the use of the asset and its eventual disposition. If the sum of the expected future undiscounted cash flows and eventual disposition is less than the carrying amount of the asset, the Company recognizes an impairment loss. An impairment loss is reflected as the amount by which the carrying amount of the asset exceeds the fair value of the asset, based on the fair value if available, or discounted cash flows, if fair value is not available.

The Company assessed potential impairments of its long-lived assets as of March 31, 2025 and concluded that there was no impairment to be recorded during the year ended March 31, 2025.

r)	Equipment

Equipment is measured at cost, which includes capitalized borrowing costs, less accumulated depreciation and any accumulated impairment losses.

Any gain or loss on disposal of an item of equipment is recognized in profit or loss.

Depreciation is calculated to write off the cost of items of equipment less their estimated residual values using the straight-line method over their estimated useful lives, and is generally recognized in profit or loss. The estimated useful lives of equipment is three years. Leased assets are depreciated over the shorter of the lease term and their useful lives unless it is reasonably certain that the Company will obtain ownership by the end of the lease term.

Depreciation methods, useful lives, and residual values are reviewed at each reporting date and adjusted if appropriate.

3. DEFERRED GRANT

The Company’s subsidiary, VBV, entered into a grant agreement (alongside other beneficiaries) with the Horizon Europe, which is delegated under the European Commission, to provide technical expertise on artificial intelligence.

Under the grant agreement, VBV received $226,877 (€209,056) on July 24, 2024, upon the execution of the agreement. The funds under this agreement are to reimburse the Company for amounts spent on the project. The Company is required to submit their costs incurred related to the project and only approved expenses under the project are reimbursed.

Of the expenses incurred, $17,944 (2024 - $Nil) are outstanding in accounts payable and accrued liabilities, with $67,732 (2024 - $Nil) remaining in restricted cash. Grant income of $156,885 (2024 - $154,709) was recognized for the year ended March 31, 2025.

	March 31, 2025	March 31, 2024
Balance, beginning of the year	$-	$-
Grant received	226,877	154,709
Expenses on the project	(156,885)	(154,709)
Exchange difference	(2,260)	-
Balance, end of the year	$67,732	$-

VERSES AI INC. Notes to the Consolidated Financial Statements For the years ended March 31, 2025 and 2024 (Expressed in United States dollars)

4. REVENUE

The Company recognized revenues from contracts with customers in accordance with the following timing under ASC 606 Revenue from Contracts with Customers.

	Year ended
	March 31,
	2025	2024
Recognized at a point in time (1)	$155,000	$218,600
Recognized over the duration of contracts (2)	-	1,748,131
Total	$155,000	$1,966,731

(1)	Includes revenues from completed Proof of Concept contracts (“POCs”) and software implementation services.

(2)	Includes revenue from Software as a Service (“SaaS”).

On August 14, 2024, the Company announced the existing SaaS contract with its customer was terminated by both parties. As a result, the Company has not recognized any revenues related to SaaS services in the current year, and has recorded a provision for the contract settlement for $1,252,076 (Note 5).

5. UNBILLED REVENUE

The Company’s contract assets and unbilled revenues are summarized as follows:

Unbilled revenue
Balance, March 31, 2023	$1,193,945
Additions	1,108,131
Invoiced	(1,050,000)
Costs recognized	-
Balance, March 31, 2024	$1,252,076
Additions	-
Provision for contract settlement (Note 4)	(1,252,076)
Balance, March 31, 2025	$-

VERSES AI INC. Notes to the Consolidated Financial Statements For the years ended March 31, 2025 and 2024 (Expressed in United States dollars)

6. COST OF REVENUE

The Company’s cost of revenue is summarized as follows:

	Year ended
	March 31,
	2025	2024
Cost of Revenue from POCs and software implementation	$145,000	$714,458
Cost of Revenue from SaaS	-	984,712
Provision for estimated loss on contract	486,691	-
	$631,691	$1,699,170

Included in accrued liabilities is a provision of $486,691 related to the estimated loss under the Analog – VERSES Framework Agreement. The provision reflects management’s best estimate of the expected loss as of the reporting date, based on currently available information. The Company will continue to monitor this obligation and adjust the provision as necessary if further information becomes available or conditions change.

7. LOANS PAYABLE

Loan activity consisted of the following:

For the year ended	March 31, 2025	March 31, 2024
Balance, beginning of the year	$140,904	$143,331
Repayment	(7,106)	(7,752)
Interest expense	5,241	5,325
Balance, end of the year	$139,039	$140,904

On June 5, 2020, the Company received a $142,400 loan from the U.S. Small Business Administration. The loan is secured by all tangible and intangible personal property of VTU, and bears interest of 3.75% per annum and requires monthly payments of $646 starting in June 2021 with a maturity of 30 years.

In the year ended March 31 2025, the Company incurred and additional interest expenses of $6,515 (March 31, 2024 - $nil) regarding the financing of the Directors and Officers insurance payment (“D&O”).

In the year ended March 31 2025, the Company did not incur ay interest expenses (March 31, 2024 - $5,105) regarding the lease payments.

8.	SHARE BASED PAYMENTS

a)	Stock Options

The Company has an Omnibus Equity Incentive Plan (the “Plan”) available to employees, directors, officers, and consultants with grants under the Plan approved from time to time by the Board of Directors. Under the Plan, the Company is authorized to issue options to purchase an aggregate of up to 25% of the Company’s issued and outstanding Subordinate Voting Shares. Each option can be exercised to acquire one Subordinate Voting Share of the Company. The exercise price for an option granted under the Plan may not be less than the market price at the date of grant.

VERSES AI INC. Notes to the Consolidated Financial Statements For the years ended March 31, 2025 and 2024 (Expressed in United States dollars)

8.	SHARE BASED PAYMENTS (continued)

a)	Stock Options (continued)

Options to purchase Subordinate Voting Shares have been granted to directors, employees, and consultants as follows:

Expiry date	Weighted Average Remaining Contractual Life in Years	Exercise Price (CAD$)	Exercise Price (USD$ equivalent) (1)	Outstanding
June 16, 2027	2.21	21.60	15.02	103,703
September 16, 2027	2.46	27.00	18.78	19,072
April 28, 2028	3.08	44.55	30.99	3,703
December 15, 2028	3.71	32.91	22.89	352,615
December 23, 2028	3.73	30.51	21.22	136,290
April 15, 2029	4.04	30.78	21.41	9,071
July 3, 2029	4.26	29.01	20.18	146,430
	3.59	30.09	20.93	770,884

(1)	Converted at balance sheet rate.

A summary of the Company’s stock options as at March 31, 2025, and changes for the years then ended is as follows:

	Number of stock options	Weighted Average Exercise Price (CAD$)	Weighted Average Exercise Price (USD$ equivalent) (1)
Outstanding, March 31, 2023	258,516	21.68	15.08
Granted	370,365	36.53	25.41
Exercised	(86,547)	19.94	13.87
Outstanding, March 31, 2024	542,334	$32.09	$22.32
Granted	364,099	27.39	19.05
Exercised	(51,235)	23.22	16.15
Cancelled	(84,314)	35.37	24.60
Outstanding, March 31, 2025	770,884	30.10	20.94
Exercisable, March 31, 2025	511,487	$29.92	$20.81

(1)	Converted at balance sheet rate.

During the year ended March 31, 2025:

-	27,954 stock options at an average exercise price of CAD$33.24 ($23.12 at balance sheet rate) belonging to inactive employees were cancelled according to the Plan. The original fair value of these stock options of $274,005 was reclassified from additional paid-in capital to share based payments upon cancellation.

-	56,360 options at an exercise price of CAD$36.45 ($25.35 at balance sheet rate) belonging to an employee were cancelled. The original fair value of these stock options of $1,142,294 was reclassified from additional paid-in capital to share based payments upon cancellation.

VERSES AI INC. Notes to the Consolidated Financial Statements For the years ended March 31, 2025 and 2024 (Expressed in United States dollars)

8.	SHARE BASED PAYMENTS (continued)

a)	Stock Options (continued)

On December 23, 2024, the Company granted 49,444 stock options to employees and independent contractors of the Company with an exercise price of CAD$30.51($21.22 at balance sheet rate), expiring in 5 years, with 25% vesting on the date that is one (1) year from the vesting start date and 6.25% every subsequent quarter. The stock options were fair valued at $792,184, of which $269,359 is recognized in the current year using the Black-Scholes option pricing model with the following weighted average assumptions:

	CAD$	$
Share price at grant date	$30.51	$21.20
Risk-free interest rate	3.04%	3.04%
Expected life	5 years	5 years
Expected volatility	100%	100%
Expected forfeitures	0%	0%
Expected dividends	Nil	Nil
Grant date fair value per option	$23.06	$16.02

On December 23, 2024, the Company granted 59,259 stock options to strategic consultants of the Company with an exercise price of CAD$30.51 ($21.22 at balance sheet rate), expiring in 5 years, where 33.33% of the stock options vested on the grant date and 33.33% will vest every 6 months after the grant date. The Company also granted 27,593 stock options to strategic consultants of the Company with an exercise price of CAD$30.51 ($21.22 at balance sheet rate), expiring in 5 years, where 25% vests on the date that is one (1) year from the Vesting Start Date and 6.25% vests at the end of each full quarter thereafter.

The stock options were fair revalued at $1,141,535, of which $602,371 is recognized in the current year using the Black-Scholes option pricing model with the following assumptions:

	CAD$	$
Share price at revaluation date	$23.25	$16.16
Risk-free interest rate	2.61%	2.61%
Expected life	5 years	5 years
Expected volatility	121.6%	122%
Expected forfeitures	0%	0%
Expected dividends	Nil	Nil
Revaluation date fair value per option	$18.91	$13.14

On October 9, 2024, the Company granted 56,361 stock options to an employee with an exercise price of CAD$14.31 ($9.95 at balance sheet rate), expiring in December 2028, where 100% vested on the grant date. The stock options were fair valued at $420,029, which is recognized in the current year using the Black-Scholes option pricing model with the following weighted average assumptions:

	CAD$	$
Share price at grant date	$14.31	$10.45
Risk-free interest rate	3.07%	3.07%
Expected life	4.2 years	4.2 years
Expected volatility	100.0%	100%
Expected forfeitures	0%	0%
Expected dividends	Nil	Nil
Grant date fair value per option	$10.20	$7.45

VERSES AI INC. Notes to the Consolidated Financial Statements For the years ended March 31, 2025 and 2024 (Expressed in United States dollars)

8.	SHARE BASED PAYMENTS (continued)

a)	Stock Options (continued)

On July 3, 2024, the Company granted 85,682 stock options to employees and independent contractors of the Company with a weighted average exercise price of CAD$29.10 ($20.24 at balance sheet rate), expiring in 5 years, with 25% vesting on the date that is one (1) year from the vesting start date and 6.25% every subsequent quarter. The stock options were fair valued at $1,376,157, of which $629,973 is recognized in the current year using the Black-Scholes option pricing model with the following weighted average assumptions:

	CAD$	$
Share price at grant date	$28.89	$21.19
Risk-free interest rate	3.57%	3.57%
Expected life	5 years	5 years
Expected volatility	100.0%	100%
Expected forfeitures	0%	0%
Expected dividends	Nil	Nil
Weighted average grant date fair value per option	$21.87	$16.04

On July 3, 2024, the Company granted 74,073 stock options to strategic consultants of the Company with an exercise price of CAD$28.89 ($20.10 at balance sheet rate), expiring in 5 years, where 33.33% stock options vested on the grant date and 33.33% will vest every 6 months after the grant date. The stock options were fair revalued at $870,657, of which $912,939 is recognized in the current year using the Black-Scholes option pricing model with the following assumptions:

	CAD$	$
Share price at revaluation date	$23.25	$16.17
Risk-free interest rate	2.47%	2.47%
Expected life	5 years	5 years
Expected volatility	121.6%	121.6%
Expected forfeitures	0%	0%
Expected dividends	Nil	Nil
Revaluation date fair value per option	$16.90	$11.75

On April 15, 2024, the Company granted 4,260 stock options to employees and independent contractors of the Company with a weighted average exercise price of CAD$33.86 ($23.55 at balance sheet rate), expiring in 5 years, with 25% vesting on the date that is one (1) year from the vesting start date and 6.25% every subsequent quarter. The stock options were fair valued at $72,423, of which $34,349 is recognized in the current year using the Black-Scholes option pricing model with the following assumptions:

	CAD$	$
Share price at grant date	$30.78	$22.36
Risk-free interest rate	3.77%	3.77%
Expected life	5 years	5 years
Expected volatility	100%	100%
Expected forfeitures	0%	0%
Expected dividends	Nil	Nil
Grant date fair value per option	$23.13	$16.81

VERSES AI INC. Notes to the Consolidated Financial Statements For the years ended March 31, 2025 and 2024 (Expressed in United States dollars)

8.	SHARE BASED PAYMENTS (continued)

a)	Stock Options (continued)

On April 15, 2024, the Company granted 7,427 stock options to strategic consultants with an average exercise price of CAD$30.80 ($21.42 at balance sheet rate) and expiration in 5 years. Of these, 1,859 vested on the grant date, 555 on May 1, 2024, and 555 at the beginning of every calendar month thereafter. The remaining 21 stock options will vest 33.33% every 6 months after the grant date.

For the year ended March 31, 2025, the Company recognized $93,938 as share-based payment for stock options granted in April 2024 for strategic consultants of the Company. The fair value of stock options is estimated using the Black-Scholes option pricing model with the following weighted average assumptions:

	CAD$	$
Share price at revaluation date	$23.25	$16.17
Risk-free interest rate	2.47%	2.47%
Expected life	4.3 years	4.3 years
Expected volatility	121.6%	121.6%
Expected forfeitures	0%	0%
Expected dividends	Nil	Nil
Revaluation date fair value per option	$17.54	$12.20

On December 15, 2023, the Company granted 347,952 stock options to employees and strategic consultants of the Company with an exercise price of CAD$36.45 ($25.35 at balance sheet rate), expiring in 5 years, where 173,186 stock options are vested on the grant date, based on previous commitments, and 6.25% every subsequent quarter.

For the year ended March 31, 2025, the Company recognized $722,860 as share-based payment for stock options granted in December 2023 using the graded vesting method over the vesting period.

On December 15, 2023, the Company granted 18,716 stock options to strategic consultants with an exercise price of CAD$36.45 ($25.35 at balance sheet rate). The options expire in 5 years, and 33.33% vested on December 30, 2024, and 33.33% every 6 months thereafter.

For the year ended March 31, 2025, the Company derecognized $16,979 as share-based payment for stock options granted in December 2023. The fair value of stock options is estimated using the Black-Scholes option pricing model with the following weighted average assumptions:

	CAD$	$
Share price at revaluation date	$23.25	$16.17
Risk-free interest rate	2.47%	2.47%
Expected life	3.7 years	3.7 years
Expected volatility	121.6%	121.6%
Expected forfeitures	0%	0%
Expected dividends	Nil	Nil
Revaluation date fair value per option	$16.57	$11.53

VERSES AI INC. Notes to the Consolidated Financial Statements For the years ended March 31, 2025 and 2024 (Expressed in United States dollars)

8.	SHARE BASED PAYMENTS (continued)
a)	Stock Options (continued)

On April 28, 2023, the Company granted 3,704 stock options to a strategic consultant with an exercise price of CAD$44.55 ($30.99 at balance sheet rate). The options expire in 5 years, with 1,852 vesting 6 months after the grant date and 1,852 vesting 12 months after the grant date.

For the year ended March 31, 2025, the Company derecognized $30,631 as share-based payment for stock options granted in April 2023 for strategic consultants of the Company. The fair value of stock options is estimated using the Black-Scholes option pricing model with the following assumptions:

	CAD$	$
Share price at revaluation date	$23.25	$16.17
Risk-free interest rate	2.47%	2.47%
Expected life	3.1 years	3.1 years
Expected volatility	121.6%	121.6%
Expected forfeitures	0%	0%
Expected dividends	Nil	Nil
Revaluation date fair value per option	$14.65	$10.19

b)	Restricted Shares Units

Included in the Plan, the Company may grant RSUs to employees, directors, officers, and consultants. The RSUs can be settled at the election of the holder for Subordinate Voting Shares, cash, or a combination of Subordinate Voting Shares and cash. The RSUs were determined to be a liability instrument, and the fair value will be recognized as an expense using the graded vesting method over the vesting period.

At March 31, 2025, the balance of 6,173 RSUs granted in the year ended March 31, 2023, were revalued based on the market price of one Subordinate Voting Share on the revaluation date, and the Company derecognized $163,211 as share-based payment for RSUs in the year.

On March 04, 2025, 80,247 of the RSUs granted in December 2024, were settled into Subordinate Voting Shares (Note 11).

On February 25, 2025, 9,259 of the RSUs granted in December 2024, were settled into Subordinate Voting Shares (Note 11).

On December 27, 2024, 12,346 of the RSUs granted in the year ended March 31, 2023, were settled into Subordinate Voting Shares (Note 11).

On December 23, 2024, the Company granted 296,296 RSUs to strategic consultants of the Company with no exercise price, expiry date of 10 years from the grant date, where 89,506 vested on the grant date, 46,297 will vest in July 2025, 46,297 will vest in July 2026, 1,850 will vest monthly for 48 months, 12,345 will vest 50% every 6 months after the grant date, 7,408 will vest 33.33% after 1 year of the grant date and 33,33% every year afterwards, and 92,593 will vest according to the completion of specific milestones.

For the year ended March 31, 2025, the Company revalued the RSUs granted on December 23, 2024 based on the market price of one Subordinate Voting Share on the revaluation date. The Company recognized $2,621,935 as share-based payment for RSUs in the year.

On October 9, 2024, the Company cancelled 5,926 RSUs belonging to an employee. The original fair value of these RSUs of $12,717 was reclassified from RSU liability to share based payments upon cancellation.

VERSES AI INC. Notes to the Consolidated Financial Statements For the years ended March 31, 2025 and 2024 (Expressed in United States dollars)

8.	SHARE BASED PAYMENTS (continued)

b)	Restricted Shares Units (continued)

On September 13, 2024, the Company granted 74,074 RSUs a director of the Company (Note 9), with no exercise price, expiry date of 10 years from the grant date, vesting 24,691 within one year of the grant date and 8.33% every three months afterwards.

For the year ended March 31, 2025, the Company revalued the RSUs granted on September 13, 2024 based on the market price of one Subordinate Voting Share on the revaluation date. The Company recognized $439,973 as share-based payment for RSUs in the year.

On July 3, 2024, the Company granted 359,817 RSUs to a strategic consultant (1,852), directors (16,668) (Note 9), and employees (341,297). The RSUs have no exercise price, expire 10 years from the grant date, and vest 33.33% within one year of the grant date and 33.33% every year thereafter.

For the year ended March 31, 2025, the Company revalued the RSUs granted on July 3, 2024 based on the market price of one Subordinate Voting Share on the revaluation date. The Company recognized $2,609,543 as share-based payment for RSUs in the year.

On June 20, 2024, the Company granted 37,037 RSUs to a strategic investor of the Company, with no exercise price, expiry date of 10 years from the grant date, vesting equal installments of 370 RSUs for every CAD$100,000 ($69,560 at balance sheet rate) in revenue derived by the Company from commercial agreements it enters into with affiliates of the strategic investor. No value was attributed to these RSUs, as the vesting is still uncertain.

On April 15, 2024, the Company granted 1,852 RSUs to a strategic consultant. The RSUs have no exercise price, expire 10 years from the grant date, and vest 100% on the grant date.

For the year ended March 31, 2025, the Company revalued the RSUs granted on April 15, 2024 based on the market price of one Subordinate Voting Share on the revaluation date. The Company recognized $29,948 as share-based payment for RSUs in the year.

On November 15, 2023, the Company granted 5,556 RSUs to a strategic consultant of the Company, with no exercise price, expiry date of 10 years from the grant date, vesting 33.33% on the grant date, 33.33% on December 28, 2023, and 33.33% on March 28, 2024.

For the year ended March 31, 2025, the Company revalued the RSUs granted on November 15, 2023 based on the market price of one Subordinate Voting Share on the revaluation date. The Company derecognized $68,175 as share-based payment for RSUs in the year.

During the year ended March 31, 2023, 18,519 RSUs were granted to a director of the Company (Note 9). They have no exercise price, expire 10 years from the grant date, and vest 1/3 on the first anniversary of the Listing and 1/3 each subsequent anniversary thereafter (Note 8).

VERSES AI INC. Notes to the Consolidated Financial Statements For the years ended March 31, 2025 and 2024 (Expressed in United States dollars)

8.	SHARE BASED PAYMENTS (continued)

b)	Restricted Shares Units (continued)

A summary of the Company’s restricted shares units as at March 31, 2025, and changes for the years then ended is as follows:

Number of RSUs
Balance, March 31, 2023	18,519
Issued, November 15, 2023	5,556
Balance, March 31, 2024	24,075
Issued, April 15, 2024	1,852
Issued, June 20, 2024	37,037
Issued, July 3, 2024	359,817
Issued, September 13, 2024	74,074
Issued, December 23, 2024	296,296
Cancelled	(5,926)
Converted	(101,852)
Balance, March 31, 2025	685,373
Exercisable, March 31, 2025	7,639

A reconciliation of share based payments is as follows:

Share based payments	Stock Options	RSUs	Modification of broker’s warrants	Settlement agreement	Total
Previous year graded vesting	473,109	-	-	-	473,109
New grants Q1 2023	70,925	-	-	-	70,925
New grants Q3 2023	6,390,644	127,400	-	-	6,518,044
Modification of broker’s warrants	-	-	440,604	-	440,604
Revaluation RSUs	-	148,636	-	-	148,636
Settlement agreement	-	-	-	198,801	198,801
Balance, March 31, 2024	$6,934,678	$276,036	$440,604	$198,801	$7,850,119

Previous years graded vesting	675,250	-	-	-	675,250
Previous years RSUs revaluation	-	(231,386)	-	-	(231,386)
New grants Q1 2024	128,287	29,948	-	-	158,235
New grants Q2 2024	1,542,912	3,049,516	-	-	4,592,428
New grants Q3 2024	1,291,759	2,621,935	-	-	3,913,694
Cancelled options / RSUs	(1,416,299)	(12,717)	-	-	(1,429,016)
Balance, March 31, 2025	$2,221,909	$5,457,296	$-	$-	$7,679,205

VERSES AI INC. Notes to the Consolidated Financial Statements For the years ended March 31, 2025 and 2024 (Expressed in United States dollars)

9. RELATED PARTY TRANSACTIONS AND BALANCES

The Company’s related parties consist of the directors, executive officers and key management personnel, who have authority and responsibility for planning, directing, and controlling the Company’s activity and companies controlled by them. Parties are considered to be related if one party has the ability, directly or indirectly, to control the other party or exercise significant influence over the other party in making financial and operating decisions. Parties are also considered to be related if they are subject to common control or common significant influence. Related parties may be individuals or corporate entities. A transaction is considered to be a related party transaction when there is a transfer of resources, services, or obligations between related parties.

Transactions are measured at the exchange amount, which is the amount agreed to by the parties.

Key management personnel include those with authority and responsibility for planning, directing, and controlling the company’s activities. The Company has determined that key management personnel consist of executive and non-executive members of its Board of Directors and senior officers.

During the years ended March 31, 2025 and 2024, related party transactions were as follows:

	2025	2024
Management fees	$146,666	$41,067
Management salaries and benefits included in personnel expenses	1,719,195	1,338,762
Share-based payments (Note 8)	655,145	720,222
	$2,521,007	$2,100,051

Included in accounts payable and accrued liabilities at March 31, 2025, were amounts totaling $105,799 (March 31, 2024 – $nil) due to James Hendrickson, the Chief Operating Officer ($83,500), Michael Blum, the Chairman ($20,000), and Kevin Wilson, the Chief Accounting Officer ($2,299).

Also included in the due from related parties is an unsecured loan of $68,080 (March 31, 2024 - $64,936) to a key member of the management team. The loan has an annual interest rate of 5% and requires principal and interest to be paid in full by May 1, 2033 (Note 22). No repayments were made in the year ended March 31, 2025.

On December 23, 2024, the Company granted 7,407 stock options to James Hendrickson, its Chief Operating Officer with an exercise price of CAD$30.51 ($21.22 at balance sheet rate), expiring in 5 years, where 25% will within one year of the grant date, and 6.25% every subsequent quarter. The stock options were fair valued at $118,679, of which $40,354 is recognized in the year ended March 31, 2025, using the Black-Scholes option pricing model (Note 8).

On September 13, 2024, the Company granted 74,074 RSUs to Michael Blum, a director of the Company with no exercise price, expiry date of 10 years from the grant date, vesting 24,691 within one year of the grant date and 8.33% every three months afterwards. For the year ended March 31, 2025, the Company revalued the RSUs based on the market price of one Subordinate Voting Share on the revaluation date. The Company recognized $439,973 as share-based payment for RSUs in the year (Note 8).

VERSES AI INC. Notes to the Consolidated Financial Statements For the years ended March 31, 2025 and 2024 (Expressed in United States dollars)

9.	RELATED PARTY TRANSACTIONS AND BALANCES (continued)

On July 3, 2024, the Company granted 3,704 stock options to James Hendrickson, the Chief Operating Officer and 1,852 to Kevin Wilson, the Chief Accounting Officer. The Options have an exercise price of CAD$28.89 ($20.10 at balance sheet rate) and expire in 5 years. 25% of the options will vest within one year of the grant date and 6.25% every subsequent quarter. The stock options were fair valued at $89,355, of which $41,095 is recognized in the year ended March 31, 2025, using the Black-Scholes option pricing model (Note 8).

On July 3, 2024, the Company granted 1,852 RSUs to Kevin Wilson, the Chief Accounting Officer and 16,665 to the three independent directors of the Company, 5,555 to Gordon Scott Paterson, 5,555 to Jonathan de Vos, and 5,555 to Jay Samit. The RSUs have no exercise price and expire in 10 years. They vest 33.33% within one year of the grant date and 33.33% yearly thereafter. The Company revalued the RSUs based on the market price of one Subordinate Voting Share on the revaluation date. The Company recognized $122,299 as share-based payment for RSUs in the year ended March 31, 2025 (Note 8).

On December 23, 2023, the Company granted 16,278 stock options to Kevin Wilson, the Chief Accounting Officer and 1,852 stock options to James Hendrickson, its Chief Operating Officer with an exercise price of CAD$36.45 ($22.57 at balance sheet rate), expiring in 5 years, where 16,278 vested on the grant date and 1,852 will vest 25% within one year of the grant date, and 6.25% every subsequent quarter. The stock options were fair valued at $374,011, of which $9,913 is recognized in the year ended March 31, 2025, using the Black-Scholes option pricing model (Note 8).

On March 31, 2025, the remaining 6,172 RSUs granted to Gordon Scott Paterson, a director of the Company, in the year ended March 31, 2023, were valued based on the market price of one Subordinate Voting Share on the revaluation date, of which $12,078 is derecognized in the year ended March 31, 2025 (Note 8).

10. COMMITMENTS

The Company has an obligation to pay royalties to Cyberlab, LLC (“Cyberlab”) (a company controlled by Dan Mapes, a director and officer). Cyberlab shall be entitled to receive a share of the gross revenue derived from the sales, licensing, and other commercial activities involving Spatial Domain Names, pursuant to the following schedule:

-	Years 1 through 10 of the Spatial Domain Program: Cyberlab shall be entitled to retain Five Percent (5%) of all gross revenue from the Spatial Domain Program, while VERSES shall retain the remaining Ninety-Five Percent (95%) to allocate between itself and other Spatial Domain Program stakeholders (e.g., registries, registrars, etc.) as it sees fit.
-	Years 11 through 14 of the Spatial Domain Program: Cyberlab shall be entitled to retain Four Percent (4%) of all gross revenue from the Spatial Domain Program, while VERSES shall retain the remaining Ninety-Six Percent (96%).
-	Years 15 through 17 of the Spatial Domain Program: Cyberlab shall be entitled to retain Three Percent (3%) of all gross revenue from the Spatial Domain Program, while VERSES shall retain the remaining Ninety-Seven Percent (97%).
-	Years 18 and 19 of the Spatial Domain Program: Cyberlab shall be entitled to retain Two Percent (2%) of all gross revenue from the Spatial Domain Program, while VERSES shall retain the remaining Ninety-Eight Percent (98%).
-	Years 20 to 25 of the Spatial Domain Program: Cyberlab shall be entitled to retain One Percent (1%) of all gross revenue from the Spatial Domain Program, while VERSES shall retain the remaining Ninety-Nine Percent (99%).

As of March 31, 2025, no amounts are payable under the royalty agreement.

The Company is obligated to grant stock options (“Options”), deferred share units (“DSU”), or restricted stock units (“RSU”) to qualifying consultants and employees based on their respective contracts, to be determined at the grant date based on the market price of the Company’s shares. As at March 31, 2025, the outstanding commitment balance is nil (March 31, 2024 – 320,069) to be granted as options, RSUs or DSUs.

The Company has entered into severance agreements with Gabriel Rene (Chief Executive Officer and Director), Dan Mapes (President Emeritus and Global Ambassador and Director), James Christodoulou, Chief Financial Officer), Donald Moody (General Counsel and Chief Legal Officer), Capm Petersen (Chief Innovation Officer), Steven Swanson (Chief Experience Officer), and Michael Wadden (Chief Commercial Officer). In the case of involuntary termination or a change in control, the executives are entitled to a monetary payment equal to 12 month’s worth of base salary, continuation for 12 months of medical and dental insurance, and immediate, accelerated vesting of all stock options, equity, and related compensation.

The Company has entered into a severance agreement with Kevin Wilson, its Chief Accounting Officer. In the case of involuntary termination or a change in control, the Chief Accounting Officer is entitled to a monetary payment equal to 36 months of base salary, continuation for 36 months of medical and dental insurance, and immediate, accelerated vesting of all stock options, equity, and related compensation.

VERSES AI INC. Notes to the Consolidated Financial Statements For the years ended March 31, 2025 and 2024 (Expressed in United States dollars)

11. SHARE CAPITAL

a)	Authorized shares

Effective July 20, 2021, the Company amended its Articles to create an unlimited number of Class A Subordinate Voting Shares and unlimited number of Class B Proportionate Voting Shares. Each Subordinate Voting Share shall entitle the holder thereof to one vote. Each Class B share shall entitle the holder thereof to 6.25 votes and such proportionate dividends and liquidation rights. Each Class B share is convertible, at the holder’s option, into 6.25 Subordinate Voting Shares.

On May 30, 2024, all Class B Proportionate Voting Shares (370,370) were converted into 2,314,815 Subordinate Voting Shares.

b)	Issued

In the year ended March 31, 2025, the following equity instruments were exercised for gross proceeds of $2,951,695:

Quantity	Description	Exercise Price (CAD$)	Exercise Price (USD$ equivalent) (1)
36,248	Warrants	21.60	15.02
25,555	Warrants	18.90	13.15
57,041	Warrants	27.00	18.78
1,389	Warrants	32.40	22.54
2,778	Warrants	40.50	28.17
37,037	Stock Options	21.60	15.02
12,964	Stock Options	27.00	18.78
1,234	Stock Options	28.89	20.10

(1)	Converted at balance sheet rate.

The reclassification from additional paid-in capital from the exercises of warrants and stock options was $1,075,242.

On March 9, 2025, the Company converted 133,333 Special Warrants Units into 133,333 Subordinate Voting Shares and 66,667 warrants (Note 12).

On March 4, 2025, 80,247 of the RSUs granted in December, 2024 were settled into Subordinate Voting Shares with a value of $1,615,018 based on the share price and exchange rate on the settlement date.

On February 25, 2025, in connection with the conversion of the convertible debentures, the Company issued 510,370 Subordinate Voting Shares and 257,312 warrants.

On February 25, 2025, 9,259 of the RSUs granted in December, 2024 were settled into Subordinate Voting Shares with a value of $211,731 based on the share price and exchange rate on the settlement date.

VERSES AI INC. Notes to the Consolidated Financial Statements For the years ended March 31, 2025 and 2024 (Expressed in United States dollars)

11. SHARE CAPITAL (continued)

On January 9, 2025, the Company closed an offering by way of prospectus supplement (the “Offering”). Pursuant to the Offering, the Company issued 471,809 Units of the Company (the “Units”) at a price of $29.55 (CAD$42.39) per Unit for gross proceeds of approximately $13,947,001 (CAD$20,000,000). Each Unit is comprised of one Class A Subordinate Voting Share of the Company (a “Share”) and one-half of one Share purchase warrant (each whole Share purchase warrant, a “Warrant”). Each Warrant shall entitle the holder to purchase one Share of the Company (a “Warrant Share”) at an exercise price of CAD$52.92 ($36.81 at balance sheet rate) per Warrant Share at any time until January 9, 2028, subject to adjustment in certain events. The Offering was completed pursuant to an agency agreement dated January 9, 2025 between the Company and A.G.P. Canada Investments ULC (“A.G.P. Canada”).

In connection with the Offering, the Company paid the A.G.P. Canada a cash commission equal to 8% of the gross proceeds of the Offering and issued to the A.G.P. Canada or such selling agents 26,420 compensation warrants as is equal to an aggregate of 8% of the number of Units sold pursuant to the Offering (the “Compensation Warrants”). Each Compensation Warrant is exercisable into a Unit at an exercise price of CAD$42.39 ($29.49 at balance sheet rate) per Unit until January 9, 2028. The cash commission and the number of Compensation Warrants was reduced to 2.0% in respect to the portion of aggregate gross proceeds of the Offering attributable to subscribers identified by the Company.

On December 27, 2024, 12,346 of the RSUs granted in the year ended March 31, 2023 were settled into Subordinate Voting Shares with a value of $284,417 based on the share price and exchange rate on the settlement date.

In November and December 2024, the Company closed the 3 additional tranches of the LIFE offering of 310,122 Units (the “Units”) of the Company, for gross proceeds of $3,004,340 (the “LIFE Offering”).

Each Unit was sold at a price of $9.69 (CAD$13.50) and consists of one Class A Subordinate Voting share of the Company (a “Share”) and one-half of one share purchase warrant. Each Warrant will entitle the holder thereof to acquire one Share at an exercise price of CAD$18.90 ($13.15 at balance sheet rate) per Share, subject to adjustment in certain circumstances, for a period of 36 months from the closing date.

In connection with the Offering, the Company: (i) paid to certain finders and advisors an aggregate cash commission of $174,113; (ii) issued to certain finders and advisors an aggregate of 13,615 compensation warrants (the “Compensation Warrants”), and (iii) incurred in legal fees of $63,347. Each Compensation Warrant will be exercisable into one Unit at the Offering Price for a period of 36 months following the closing date into one unit at a price of CAD$13.50 ($9.39 at balance sheet rate).

On September 26, 2024, the Company closed the first tranche offering of 231,480 Units (the “Units”) of the Company, for gross proceeds of $3,686,000 (the “LIFE Offering”).

Each Unit was sold at a price of $15.93 (CAD$21.60) and of one Class A Subordinate Voting share of the Company (a “Share”) and one-half of one Share purchase warrant (each whole warrant, a “Warrant”). Each Warrant will entitle the holder thereof to acquire one Share (each, a “Warrant Share”) at an exercise price of CAD $32.40 ($22.54 at balance sheet rate) per Share, subject to adjustment in certain circumstances, for a period of 36 months from September 26, 2024.

In connection with the Offering, the Company: (i) paid to certain finders and advisors an aggregate cash commission of $278,772; (ii) issued to certain finders and advisors an aggregate of 10,562 compensation warrants (the “Compensation Warrants”), and (iii) incurred in legal fees of $41,257. Each Compensation Warrant will be exercisable into one Unit at the Offering Price for a period of 36 months following the Closing Date.

In July and August 2024, the Company converted 370,370 Special Warrants Units into 370,370 Subordinate Voting Shares and 185,181 warrants (Note 12).

On April 9, 2024, 1,852 shares were issued to a strategic consultant of the Company. The shares were fair valued at $49,714 considering the share price of $26.85 (CAD$36.45) stated in the consulting agreement.

VERSES AI INC. Notes to the Consolidated Financial Statements For the years ended March 31, 2025 and 2024 (Expressed in United States dollars)

12. WARRANTS

On March 9, 2025, the Company converted 133,333 Special Warrants Units into 133,333 Subordinate Voting Shares and 66,667 warrants.

On February 2025, the Company issued 257,312 warrants in connection with the conversion of the convertible debenture (Note 13). Each warrant is exercisable into one Subordinate Voting Share at a price of CAD$52.92 ($36.81 at balance sheet rate) per warrant.

On January 9, 2025, in connection with the Prospectus Supplement offering closed, the Company issued 235,904 warrants and 26,420 Compensation Warrants (Note 11).

The total fair value of the compensation warrants was $920,786, estimated using the Black-Scholes option pricing model with the following weighted average assumptions:

	CAD$	$
Share price at grant date	$46.17	$32.20
Risk-free interest rate	2.88%	2.88%
Expected life	3 years	3 years
Expected volatility	121.6%	121.6%
Expected dividends	Nil	Nil
Grant date fair value per warrant	$33.31	$23.23

On January 8, 2025, 28 broker warrants were issued in connection with the exercise of broker Units.

In November and December 2024, in connection with the issuance of Life Offering, the Company issued 129,508 warrants and 13,615 Compensation Warrants (Note 11).

The total fair value of the broker warrants was $165,518, estimated using the Black-Scholes option pricing model with the following weighted average assumptions:

	CAD$	$
Weighted average share price at grant date	$12.35	$8.87
Weighted average risk-free interest rate	3.01%	3.01%
Expected life	3 years	3 years
Expected volatility	100%	100%
Expected dividends	Nil	Nil
Weighted average grant date fair value per warrant	$7.32	$5.25

On November 8, 2024, the Company closed a non-brokered private placement of special warrants (“Special Warrants”) for gross proceeds of up to $1,251,000 (CAD$1,800,000) through the sale of 133,333 Special Warrants at a price of $9.39 (CAD$13.50) per Special Warrant.

Each Special Warrant shall convert into one Unit of the Company (a “Unit”) at no additional cost four months and a day after date of issuance of the Special Warrants.

Each Unit is comprised of one Subordinate Voting Share (a “Unit Share”), and one-half of one Class A Subordinate Voting Share purchase warrant (each full warrant, a “Unit Warrant”). Each Unit Warrant shall be exercisable into one Subordinate Voting Share (a “Unit Warrant Share”) at a price of CAD$18.90 ($13.15 at balance sheet rate) per Unit Warrant Share for a period of three (3) years from the date of issue of the Unit Warrants.

In connection with the issuance of the Special Warrant, the Company issued 6,765 Compensation Warrants, which warrants are exercisable into one unit at CAD$13.50 ($9.39 at balance sheet rate) for a period of 36 months following the closing.

VERSES AI INC. Notes to the Consolidated Financial Statements For the years ended March 31, 2025 and 2024 (Expressed in United States dollars)

12.	WARRANTS (continued)

The total fair value of the broker warrants was $58,290, estimated using the Black-Scholes option pricing model with the following weighted average assumptions:

	CAD$	$
Weighted average share price at grant date	$13.23	$9.49
Weighted average risk-free interest rate	3.05%	3.05%
Expected life	3 years	3 years
Expected volatility	100%	100%
Expected dividends	Nil	Nil
Weighted average grant date fair value per warrant	$8.01	$5.74

In September 2024, in connection with the issuance of Life Offering, the Company issued 115,739 warrants and 10,562 Compensation Warrants (Note 11).

The total fair value of the broker warrants was $134,813, estimated using the Black-Scholes option pricing model with the following weighted average assumptions:

	CAD$	$
Weighted average share price at grant date	$19.71	$14.53
Weighted average risk-free interest rate	2.90%	2.90%
Expected life	3 years	3 years
Expected volatility	100%	100%
Expected dividends	Nil	Nil
Weighted average grant date fair value per warrant	$11.54	$8.51

On April 18, 2024, the Company announced a non-brokered private placement of special warrants (“Special Warrants”) for gross proceeds of up to $7,306,000 (CAD$10,000,000) through the sale of 370,370 Special Warrants at a price of $19.74 (CAD$27.00) per Special Warrant.

Each Special Warrant shall convert into one Unit of the Company (a “Unit”) at no additional cost upon the earlier of: (i) the Company obtaining a receipt from the applicable securities commission(s) in Canada for the final prospectus qualifying the distribution of the Units to be issued upon exercise or deemed exercise of the Special Warrants; and (ii) the date that is four months and a day after date of issuance of the Special Warrants.

Each Unit is comprised of one Subordinate Voting Share (a “Unit Share”), and one-half of one Class A Subordinate Voting Share purchase warrant (each full warrant, a “Unit Warrant”). Each Unit Warrant shall be exercisable into one Subordinate Voting Share (a “Unit Warrant Share”) at a price of CAD$40.50 ($28.17 at balance sheet rate) per Unit Warrant Share for a period of two (2) years from the date of issue of the Unit Warrants.

The Company completed the issuance of 370,370 Units for gross proceeds of $7,306,000 (CAD$10,000,000) and paid fees to eligible finders consisting of: (i) $234,087 (CAD$320,404); and (ii) 11,720 finder warrants (the “Finder Warrants”). Each Finders Warrant will be exercisable into one unit (a “Finder Unit”) at a price of CAD$27.00 ($18.78 at balance sheet rate) per Finder Unit until the date that is two (2) years from the date of issue of the Finder Warrants, which Finder Unit will be comprised of a Subordinate Voting Share and one-half of one Subordinate Voting Share purchase warrant (each, whole warrant, a “Finder Unit Warrant”). Each Finder Unit Warrant shall be exercisable into one Subordinate Voting Share (a “Finder Unit Warrant Share”) at a price of CAD$40.50 ($28.17 at balance sheet rate) per Finder Unit Warrant Share for a period of two (2) years from the date of issue of the Finder Unit Warrants.

VERSES AI INC. Notes to the Consolidated Financial Statements For the years ended March 31, 2025 and 2024 (Expressed in United States dollars)

12.	WARRANTS (continued)

The total fair value of the broker warrants was $181,394, estimated using the Black-Scholes option pricing model with the following weighted average assumptions:

	CAD$	$
Weighted average share price at grant date	$27.54	$19.97
Weighted average risk-free interest rate	4.25%	4.25%
Expected life	2 years	2 years
Expected volatility	100%	100%
Expected dividends	Nil	Nil
Weighted average grant date fair value per warrant	$14.12	$10.32

In July and August 2024, the Company converted 370,370 Special Warrants Units into 370,370 Subordinate Voting Shares and 185,181 warrants (Note 11). Each warrant is exercisable at CAD$40.50 ($28.17 at balance sheet rate) within 2 years of the issuance date.

On June 20, 2024, in connection with the issuance of convertible debenture (Note 13) the Company issued 255,185 warrants.

Warrants outstanding as at March 31, 2025 are summarized below:

	Number of warrants	Weighted Average Exercise Price (CAD$)	Exercise Price (USD$ equivalent) (1)
Balance, March 31, 2023	969,941	$26.73	$18.59
Issued	338,319	75.03	52.19
Exercised	(430,199)	35.38	24.61
Balance, March 31, 2024	878,061	$41.10	$28.59
Issued	1,340,158	40.16	27.93
Exercised	(122,993)	24.09	16.76
Expired	(2)	21.60	15.02
Balance, March 31, 2025	2,095,224	$41.50	$28.86

(1)	Converted at balance sheet rate.

VERSES AI INC. Notes to the Consolidated Financial Statements For the years ended March 31, 2025 and 2024 (Expressed in United States dollars)

12.	WARRANTS (continued)

As of March 31, 2025, the Company’s outstanding share purchase warrants expire as follows:

Expiry date	Weighted Average Remaining Contractual Life in Years	Exercise Price (CAD$)	Exercise Price (USD$ equivalent) (1)	Outstanding
April 3, 2025	0.01	32.40	22.54	117
April 20, 2025	0.05	32.40	22.54	194
June 2, 2025	0.17	32.40	22.54	1,149
June 16, 2025	0.21	32.40	22.54	1,017
July 10, 2025	0.28	32.40	22.54	98
August 15, 2025	0.38	32.40	22.54	8,279
August 15, 2025	0.38	21.60	15.02	42,663
August 15, 2025 (2)	0.38	27.00	18.78	360,098
August 25, 2025	0.40	32.40	22.54	184
April 15, 2026	1.04	10.80	7.51	46,296
April 17, 2026	1.05	27.00	18.78	3,348
April 29, 2026	1.08	27.00	18.78	6,618
May 16, 2026	1.13	27.00	18.78	1,702
July 6, 2026	1.27	55.35	38.50	29,227
July 6, 2026 (3)	1.27	68.85	47.89	294,694
August 17, 2026	1.38	40.50	28.17	126,853
August 30, 2026	1.42	40.50	28.17	43,062
September 17, 2026	1.47	40.50	28.17	12,494
December 22, 2026	1.73	32.40	22.54	809
January 8, 2027	1.78	40.50	28.17	28
June 20, 2027	2.22	40.50	28.17	255,185
September 26, 2027	2.49	21.60	15.02	10,562
September 26, 2027	2.49	32.40	22.54	114,354
November 8, 2027	2.61	13.50	9.39	14,444
November 8, 2027	2.61	18.90	13.15	85,699
November 15, 2027	2.63	13.50	9.39	2,229
November 15, 2027	2.63	18.90	13.15	15,290
December 9, 2027	2.69	13.50	9.39	3,707
December 9, 2027	2.69	18.90	13.15	28,519
January 9, 2028	2.78	52.92	36.81	235,906
January 9, 2028	2.78	42.39	29.49	26,420
February 25, 2028	2.91	52.92	36.81	257,312
March 9, 2028	2.94	18.90	13.15	66,667
	1.83	$41.50	28.86	2,095,224

Notes:

(1)	Converted at balance sheet rate.

(2)	Warrants expiring August 15, 2025:

Pre-Consolidation exercise terms: 1 warrant + CAD$1.00 ($0.6956 at balance sheet rate) = 1 Class A Subordinate Voting share.

Post-Consolidation Exercise Terms: 27 Warrants + CAD$27.00 ($18.78 at balance sheet rate) = 1 New Class A Subordinate Voting share.

For presentation purposes, the Company divided the total outstanding warrants by 27 to reflect 1 warrant + CAD$27.00 ($18.78 at balance sheet rate) = 1 New Class A Subordinate Voting share.

(3)	Warrants expiring July 6, 2026

Pre-Consolidation Exercise Terms: 1 Warrant + CAD$2.55 ($1.77 at balance sheet rate) = 1 Class A Subordinate Voting share.

Post-Consolidation Exercise Terms: 27 Warrants + CAD$68.85 (47.89 at balance sheet rate) = 1 New Class A Subordinate Voting share.

For presentation purposes, the Company divided the total outstanding warrants by 27 to reflect 1 warrant + CAD$68.85 (47.89 at balance sheet rate) = 1 New Class A Subordinate Voting share.

VERSES AI INC. Notes to the Consolidated Financial Statements For the years ended March 31, 2025 and 2024 (Expressed in United States dollars)

13. CONVERTIBLE DEBENTURE

On June 20, 2024 the Company entered into a funding agreement with Group 42 Holding Ltd (“G42”), a leading UAE-based AI technology group (the “Strategic Investment”).

Pursuant to the Strategic Investment, G42 has invested $10,000,000 via a private placement of unsecured convertible debenture units of VERSES (the “Units”). Each Unit will consist of: (i) CAD$1,000 ($696 at balance sheet rate) in principal amount of unsecured convertible debenture (“Convertible Debenture”); and (ii) 18 detachable share purchase warrants (the “Warrants”) to purchase Subordinate Voting Shares. The Convertible Debenture shall bear interest at a rate of 10% per annum and mature on June 20, 2026 (the “Maturity Date”).

The principal amount of the Convertible Debenture (the “Principal Amount”), together with all accrued interest (collectively, the “Convertible Amount”), shall be convertible, for no additional consideration, on the earliest to occur of: (A) the date on which the Company completes an equity financing, in one or more tranches, for aggregate gross proceeds of at least CAD$15,000,000 ($10,434,000 at balance sheet rate) at a price per Subordinate Voting Share of not less than CAD$27.00 ($18.78 at balance sheet rate) (an “Equity Financing”), or (B) the date on which G42 elects to convert the Convertible Debenture, or (C) the Maturity Date.

In the event of a conversion of the Convertible Debenture: (i) on the Maturity Date or at the election of G42, the Convertible Amount shall be converted into such number of Subordinate Voting Shares as is equal to the Convertible Amount divided by CAD$32.40 ($22.54 at balance sheet rate) per Share; and (ii) in connection with an Equity Financing, the Convertible Amount shall be converted into such number of Subordinate Voting Shares as is equal to the Convertible Amount divided by the issue price per Subordinate Voting Share sold pursuant to the Equity Financing, multiplied by 80%, provided that, in no event shall such conversion price be greater than CAD$32.40 ($22.54 at balance sheet rate).

If the conversion occurs prior to the Maturity Date, the Holder shall be entitled to all accrued and outstanding unpaid interest, plus an amount equal to the amount of interest that would have otherwise accrued on the Principal Amount to the Maturity Date but for such prior Conversion.

Each Warrant will be exercisable into one Subordinate Voting Share at a price of CAD$40.50 ($28.17 at balance sheet rate) per share until June 20, 2027 (the “Expiry Date”), subject to acceleration. If at any time prior to the Expiry Date, the volume-weighted average trading price of the Subordinate Voting Shares on CBOE Canada (or such other principal exchange or market where the Subordinate Voting Shares are then listed or quoted for trading) exceeds CAD$149.85 ($104.24 at balance sheet rate), as adjusted in accordance with the terms of the certificate representing the Warrants (the “Warrant Certificates”), for a period of 10 consecutive trading days, Verses may, at its option, accelerate the Expiry Date to the date that is 30 days following the written notice to G42, in the form of a press release or other form of notice permitted by the Warrant Certificates.

VERSES AI INC. Notes to the Consolidated Financial Statements For the years ended March 31, 2025 and 2024 (Expressed in United States dollars)

13.	CONVERTIBLE DEBENTURE (continued)

In connection with commercial agreements that may be entered into between VERSES and affiliates of G42, G42 will also receive 37,037 restricted stock units (“RSUs”) of VERSES, each vested RSU to be settled through the issuance of one (1) Subordinate Voting Share. The RSUs will vest in installments of 370 RSUs for every CAD$100,000 ($69,560 at balance sheet rate) of revenue derived by VERSES from such commercial agreements.

On February 25, 2025, in connection with the prospectus supplement offering, the Convertible Debenture was converted into 510,370 Subordinate Voting Shares and 257,312 warrants exercisable at a price of CAD$52.92 ($36.81 at balance sheet rate) per share.

A reconciliation of convertible debenture is as follows:

	March 31, 2025	March 31, 2024
Balance, beginning of the year	$-	$4,905,334
Issuance	10,000,000	-
Accretion expense	-	203,918
Interest expense	1,941,743	338,011
Issuance costs	(446,682)	-
Foreign exchange effect on convertible debenture	(368,197)	154,109
Converted into Subordinate Voting Shares (1)	(11,126,864)	(5,601,372)
Balance, end of the year	$-	$-

14. PREPAID EXPENSES

Prepaid expenses consisted of the following:

	March 31, 2025	March 31, 2024
Deposit	$10,000	$59,535
Retainer	251,983	126,153
Prepaid insurance	106,084	107,663
Subscriptions	267,997	501,000
Balance, end of the year	$636,064	$794,351

15. EQUIPMENT

Cost	Equipment
Balance, March 31, 2023	365,017

Additions	185,155
Balance, March 31, 2024	$550,172
Additions	30,579
Balance, March 31, 2025	$580,751

VERSES AI INC. Notes to the Consolidated Financial Statements For the years ended March 31, 2025 and 2024 (Expressed in United States dollars)

15.	EQUIPMENT (continued)

Accumulated depreciation	Equipment
Balance, March 31, 2023	130,177

Additions	152,736
Balance, March 31, 2024	$282,913
Additions	172,425
Balance, March 31, 2025	$455,338

Net book value, March 31, 2024	$267,259
Net book value, March 31, 2025	$125,413

16. PROMISSORY NOTES

On March 11, 2024, the Company’s wholly owned subsidiary VTU, accepted an interest free loan in the amount of $2,000,000 from two arms-length investors for $1,000,000 each. The loan matures on the earlier of (i) March 10, 2025; or (ii) the date the Company completes a bona fide transaction or series of transactions with the principal purpose of raising capital, pursuant to which the Company issues and sells its securities to one or more bona fide third parties. On the maturity date, the Company may elect to repay loan by way of cash, or through the issuance of Subordinate Voting Shares in the capital of the Company at a per share price equal to the price of the securities issued in the Equity Financing, subject to the approval of CBOE Canada.

On April 18, 2024, the promissory notes were settled through the issuance of Special Warrants (Note 12).

17. FINANCIAL INSTRUMENTS

As of March 31, 2025, the Company’s financial instruments consist of cash and restricted cash, accounts receivable, accounts payable and accrued liabilities, restricted share unit liability, provision for legal claim, convertible debenture, and loans payable.

In accordance with ASC 820, Fair Value Measurement, the Company categorizes financial assets and liabilities measured at fair value into a three-level hierarchy based on the inputs used in the valuation techniques. The hierarchy gives the highest priority to quoted prices in active markets (Level 1) and the lowest priority to unobservable inputs (Level 3).

The levels of the fair value hierarchy are defined as follows:

●	Level 1 – Quoted prices (unadjusted) in active markets for identical assets or liabilities that the Company can access at the measurement date.

●	Level 2 – Inputs other than quoted prices included within Level 1 that are observable for the asset or liability, either directly or indirectly, such as quoted prices for similar assets or liabilities in active or inactive markets.

●	Level 3 – Unobservable inputs for the asset or liability, which are used to measure fair value to the extent that observable inputs are not available, and which are significant to the overall fair value measurement.

VERSES AI INC. Notes to the Consolidated Financial Statements For the years ended March 31, 2025 and 2024 (Expressed in United States dollars)

17. FINANCIAL INSTRUMENTS (continued)

As of March 31, 2025	Level 1	Level 2	Level 3	Total
Assets:
Cash and restricted cash	$4,816,906	$-	$-	$4,816,906
Due from related parties	$68,080	$-	$-	$68,080
Liabilities:
Accounts payable	$2,036,916	$-	$-	$2,036,916
Accrued liabilities	$41,736	$-	$-	$41,736
Provision for legal claim	$8,948,085	$-	$-	$8,948,085
Restricted share unit liability	$-	$3,911,823	$-	$3,911,823
Loans payable	$139,039	$-	$-	$139,039

As of March 31, 2024	Level 1	Level 2	Level 3	Total
Assets:
Cash	$892,727	$-	$-	$892,727
Accounts receivable	$100,000	$-	$-	$100,000
Due from related parties	$64,936	$-	$-	$64,936
Liabilities:
Accounts payable	$2,782,502	$-	$-	$2,782,502
Accrued liabilities	$82,500	$-	$-	$82,500
Promissory notes	$2,000,000	$-	$-	$2,000,000
Provision for legal claim	$9,921,298	$-	$-	$9,921,298
Restricted share unit liability	$-	$576,214	$-	$576,214
Loans payable	$140,904	$-	$-	$140,904

VERSES AI INC. Notes to the Consolidated Financial Statements For the years ended March 31, 2025 and 2024 (Expressed in United States dollars)

17. FINANCIAL INSTRUMENTS (continued)

Credit risk

Credit risk is the risk of loss associated with a counterparty’s inability to fulfill its payment obligations. The financial instrument that potentially subjects the Company to concentrations of credit risk consists principally of cash, accounts receivable, and due from related parties. To minimize the credit risk, the Company places its cash with large financial institutions.

Amounts due from related parties of $68,080 as of March 31, 2025 (March 31, 2024 - $64,934) represent receivables from an unsecured loan to a key member of the management team. The loan has an annual interest rate of 5% and requires principal and interest to be paid in full by May 1, 2033 (Note 9).

As of March 31, 2025, management assessed that there is no need to provide a credit loss allowance.

Liquidity risk

Liquidity risk is the risk that the Company will not be able to meet its financial obligations as they become due. The Company has a planning and budgeting process in place to help determine the funds required to support the Company’s operations on an ongoing basis. The Company strives to ensure that there are sufficient funds to meet its short-term business requirements, taking into account its anticipated cash flows from operations, cash holdings, and anticipated future financing transactions.

Contractual cash flow requirements as of March 31, 2025, were as follows:

	<1 year $	1-2 years $	2-5 years $	>5 years $	Total $
Accounts payable	2,036,916	-	-	-	2,036,916
Accrued liabilities	41,736	-	-	-	41,736
Loans payable	7,752	7,752	23,256	15,067,532	15,106,292
Total	2,086,404	7,752	23,256	15,067,532	17,184,944

As of March 31, 2025, the Company had a working capital deficit of $8,923,210 (March 31, 2024 - $ 11,867,403).

Foreign exchange risk

Foreign exchange risk is the risk that the fair value or future cash flows will fluctuate due to changes in foreign exchange rates. The Company has financial assets denominated in Euros and Canadian dollars and is therefore exposed to exchange rate fluctuations. As of March 31, 2025, the Company had the equivalent of $223,534 (March 31, 2024 - $552,476) net financial liabilities denominated in Canadian dollars and $104,416 (March 31, 2024 - $117,648) in net financial assets denominated in Euros.

VERSES AI INC. Notes to the Consolidated Financial Statements For the years ended March 31, 2025 and 2024 (Expressed in United States dollars)

17.	FINANCIAL INSTRUMENTS (continued)

The foreign exchange risk exposure of the Company financial instruments as at March 31, 2025 is as below:

			+/- 10% fluctuation
	Currency		Increase/(decrease)
Financial Instrument Type	CAD$	$	$ impact
Cash	5,445,994	3,788,233	378,823	(378,823)
Tax receivable	870,173	605,293	60,529	(60,529)
Prepaid expenses	408,202	283,946	28,395	(28,395)
Accounts payable	(1,362,055)	(947,445)	(94,745)	94,745
Accrued liabilities	(60,000)	(41,736)	(4,174)	4,174
Restricted share unit liability	(5,623,668)	(3,911,824)	(391,182)	391,182
	(321,354)	(223,534)	(22,354)	22,354

			+/- 10% fluctuation
	Currency		Increase/(decrease)
Financial Instrument Type	EURO	$	$ impact
Restricted cash	113,701	122,740	12,274	(12,274)
Tax receivable	(352)	(380)	(38)	38
Accounts payable	(16,622)	(17,944)	(1,794)	1,794
Deferred Grant	(62,615)	(67,732)	(6,773)	6,773
	34,111	104,416	3,668	(3,668)

Interest rate risk

Interest rate risk is the risk that the fair value or future cash flows of a financial instrument will fluctuate due to changes in market interest rates. The interest earned on cash balances approximate fair value rates, and the Company is not subject to significant risk due to fluctuating interest rates. As of March 31, 2025, the Company does not hold any liabilities that are subject to fluctuations in market interest rates.

Price risk

Price risk is the risk that the fair value or future cash flows of a financial instrument will fluctuate due to changes in market prices, other than those arising from interest rate risk or currency risk. The Company is not exposed to other price risk.

18. MANAGEMENT OF CAPITAL

The Company’s objectives when managing capital are to safeguard the Company’s ability to continue as a going concern in order to pursue the development of their technology. The Company considers the items in shareholders’ equity as capital. There has been no change to what the Company considers capital from the prior year. The Company does not have any externally imposed capital requirements to which it is subject to.

The Company manages the capital structure and makes adjustments to it in light of changes in economic conditions and the risk characteristics of the underlying assets. To maintain or adjust the capital structure, the Company may issue Subordinate Voting Shares, dispose of assets or adjust the amount of cash. There has been no change to how capital is managed from the prior year.

VERSES AI INC. Notes to the Consolidated Financial Statements For the years ended March 31, 2025 and 2024 (Expressed in United States dollars)

19. SUPPLEMENTAL CASH FLOW INFORMATION

The supplemental cash paid and received by the Company as at March 31, 2025 is as below:

Non-cash Financing and Investing Activities	2025	2024
SAFE conversion to shares	$-	$1,025,000
Fair value of finders and advisory warrants	$1,402,511	$1,488,527

	2025	2024
Cash paid for interest	$5,241	$5,325
Cash received for interest	$119,480	$240,393

20. SEGMENT REPORTING

Operating segments comprised of the components of an entity in which separate information is available for evaluation by the Company’s chief operating decision maker, or group of decision makers, in determining how to allocate resources in evaluating performance.

The Company consists of a single reporting segment providing Software as a Service, which includes proof of concept and software implementation services.

The Company’s chief operating decision maker (“CODM”) is its Chief Executive Officer. The accounting policies of the services segment are as described in the summary of significant accounting policies. The CODM evaluates the performance of the services segment based on the Company’s net income (loss) as reported in the Statements of Operations.

The CODM reviews performance based on gross profit, operating profit, and net earnings. Operating profit is reviewed to monitor the operating and administrative expenses of the Company. The Company does not have any operations or sources of revenue outside of the United States. Accordingly, the CODM considers the revenue, operating expenses, and other income (expenses) of our single operating segment as reported on the statement of operations and considers our current and total assets as recorded on the balance sheet. There are no additional expense or asset information that are supplemental to those disclosed in these consolidated financial statements that are regularly provided to the CODM.

21. OTHER INCOME

Other income consisted of the following:

	2025	2024
Interest earned	$119,480	$240,293
R&D tax credits	33,933	-
Credit card reward cash back	60,000	-
	$213,413	$240,293

VERSES AI INC. Notes to the Consolidated Financial Statements For the years ended March 31, 2025 and 2024 (Expressed in United States dollars)

22. PROVISION FOR LEGAL CLAIM

On July 13, 2022, David Thomson, a former independent contractor, filed a lawsuit against VTU, Cyberlab LLC, and two directors/officers of the Company in Los Angeles Superior Court. The claim alleged violations of various sections of the California Corporations code, breach of contract, breach of the implied covenant of good faith and fair dealing, and unjust enrichment. Plaintiff claimed as much as $5,000,000 in damages, subject to proof.

On September 1, 2022, the Company filed an answer denying any wrongdoing, and also made its own counterclaim against Mr. Thomson. The cross-claims against David Thomson included: (i) misappropriation of trade secrets; (ii) breach of contract; (iii) violation of the California Computer Data Access and Fraud Act (“CDAFA”); and (iv) violation of the Economic Espionage Act, along with three additional cross-claims (alleging violation of the Computer Fraud and Abuse Act, conversion, violation of the Stored Communications Act, respectively) that were subsequently dismissed by the Court. The Company, for its part, sought to recover both compensatory and punitive damages from Mr. Thomson, as well as restitution of any ill-gotten gains and an award of reasonable attorneys’ fees.

The arbitration was conducted for a total of 13 days over a period from February 5 through April 3, 2024, via a single arbitrator at the American Arbitration Association. The CDAFA claim was dismissed by the Arbitrator, but the claims for trade secret misappropriation, breach of contract and unjust enrichment were allowed to move forward.

A final arbitration award was issued on May 17, 2024. It imposed liability against: (i) Verses Technologies USA, Inc. (VTU), a subsidiary of the Company, jointly and severally with Cyberlab, LLC (a company owned by the Company’s president, Dan Mapes), in the amount of $6,307,258, inclusive of interest; and (ii) Cyberlab, VTU and its principals, Gabriel René and Daniel Mapes, jointly and severally, for damages in the amount of $1,900,000, interest of $709,973, costs of $64,303 and the fees of plaintiff’s counsel totaling $920,231. To resolve their part of joint and several liability, Mr. René and Mr. Mapes are working toward satisfying the portion of the award that applies to them as individuals, including $1,666,000 proceeds from insurance. The remaining liability belongs to VTU, a subsidiary of the Company. Initial good faith payments of $1,791,000 have been made to the claimant. However, the likelihood of a favourable or unfavourable outcome, or an estimate of the amount or range of potential loss, which is isolated to VTU and Cyberlab, is not reasonably foreseeable at this time.

On January 24, 2025, Mr. Thompson filed a Petition to Confirm the Arbitration Award with the Los Angeles Superior Court. This is a necessary “first step” that must be undertaken before an arbitration award can be converted into an enforceable judgment. A hearing on the Petition is currently set for April 29, 2025. On May 8, 2025, the Petition was confirmed for the amounts listed below, including interest from the date of the Arbitration Award. Settlement discussions are ongoing.

Arbitration award amount	9,921,298
Payments in the year	(1,791,000)
Interest	817,787
Balance, end of the year	8,948,085

VERSES AI INC. Notes to the Consolidated Financial Statements For the years ended March 31, 2025 and 2024 (Expressed in United States dollars)

23. PROVISION FOR LOSSES ON RELATED PARTY TRANSACTIONS

Included in provision for losses on related party transactions in the year ended March 31, 2025 $479,808 (in the years ended March 31, 2024 - $1,872,334) are amounts due from companies controlled by key management personnel, Cyberlab LLC (“Cyberlab”), and the Spatial Web Foundation (“SWF”), an entity associated with the Company’s founders.

The related expenses arose primarily from payments made by the Company on behalf of these related parties to third-party vendors.

Cyberlab

The expenses are mostly related to legal defense shared costs incurred in connection with the David Thomson litigation in which both the Company and Cyberlab were joint defendants. Under an internal arrangement, the Company paid for 100% of these legal costs, with the expectation of future reimbursement.

●	Total payments made on behalf of Cyberlab amounted to $263,954 in the year ended March 31, 2025 (in the years ended March 31, 2024 – $954,150). The Company continues to pursue recovery of this amount through anticipated revenue that Cyberlab expects to generate from the commercialization of spatial domain royalties. The receivable from Cyberlab is unsecured, non-interest bearing, and its collection is subject to significant uncertainty.

SWF

The expenses are primarily related to professional services, consulting fees, and costs associated with the development and establishment of spatial web protocols and technical standards, including support for IEEE Standards Organization (“IEEE”) working group initiatives.

●	Total payments made on behalf of SWF totaled $215,854 as of March 31, 2025 (in the years ended March 31, 2024 – $918,184). The Company continues to pursue recovery of this amount through anticipated revenue that SWF expects the Company to receive as the preferred registrar of the special web domains. The receivable from SWF is unsecured, non-interest bearing, and its collection is subject to significant uncertainty.

No significant direct cash transfers were made to the individuals controlling these entities; rather, the amounts represent vendor payments made through the Company’s normal accounts payable processes, with appropriate invoice review and approval by management.

Initially, it was anticipated that the amounts advanced would be repaid through revenues generated by the related parties from future commercial activities. However, management performed a credit risk assessment in accordance with the current expected credit loss. The assessment considered factors such as the financial condition of the related parties, the speculative nature of their anticipated revenues, the aging of the receivables, and the lack of enforceable repayment mechanisms.

Although these amounts are expected to be settled through future service agreements, management performed a credit assessment in accordance with the current expected credit loss (“CECL”) model under ASC 326. Based on this assessment, management determined that there is significant uncertainty regarding the timing and collectability of these receivables. As of March 31, 2025, management concluded that full repayment is not probable within a reasonable timeframe.

The decision to establish a full allowance represents a change in accounting estimate as defined under ASC 250, Accounting Changes and Error Corrections. A change in accounting estimate results from new information or new developments and, in accordance with U.S. GAAP, is accounted for prospectively in the period of change and future periods, if applicable. This treatment does not require restatement of prior periods.

VERSES AI INC. Notes to the Consolidated Financial Statements For the years ended March 31, 2025 and 2024 (Expressed in United States dollars)

24. INCOME TAXES

As of March 31, 2025, the Company had estimated non-capital loss (“NCL”) for US Federal income tax purposes of $72,000,000 (2024 - $45,682,000), NCL for Canadian income tax purposes of $25,418,000 (2024 - $13,696,000, and NCL for Netherlands income tax purposes of $520,000 (2024 - $416,000). These losses may be carried forward to reduce taxable income derived in future years and have expiry dates starting in 2040. Future tax benefits which may arise as a result of these losses have not been recognized in these financial statements, as their realization is determined not likely to occur and accordingly, the Company has recorded a valuation allowance for the deferred tax asset relating to these tax loss carry-forwards. Tax attributes are subject to review, and potential adjustment, by tax authorities.

The provision for Federal income tax consists of the following for the years ended March 31, 2025 and 2024:

	2025	2024
Federal Income tax benefits attributed to :
Current operations:	$10,299,000	$12,583,000
Less: valuation allowance	(10,299,000)	(12,580,487)
Net provision for federal income taxes	$-	$2,513

The cumulative tax effect at the expected rate of 27% (2024 - 27%) of significant items comprising our net deferred tax amount is as follows at March 31, 2025 and 2024:

	2025	2024
Deferred tax asset attributable to:
Net operating loss carryover	$26,444,000	$16,145,000
Less: valuation allowance	(26,444,000)	(16,145,000)
Net deferred tax asset	$-	$-

Due to the change in ownership provisions of the Tax Reform Act of 1986, net operating loss carry forwards of approximately $97,938,000 for Federal income tax reporting purposes are subject to annual limitations. Should a change in ownership occur, net operating loss carry forwards may be limited as to use in future years.

VERSES AI INC. Notes to the Consolidated Financial Statements For the years ended March 31, 2025 and 2024 (Expressed in United States dollars)

25. SUBSEQUENT EVENTS

On April 28, 2025, the Company announced the closing of securities offering in Canada under the base shelf prospectus (the “Offering”). Pursuant to the Offering, the Company raised gross proceeds of approximately US$7.9 million (CAD$11.0 million) by issuing 916,666 Units of the Company (the “Units”) at a price of US$8.64 (CAD$12.00) per Unit.

Each Unit is comprised of one Class A Subordinate Voting Share of the Company (a “Share”) and one-half of one Share purchase warrant (each whole Share purchase warrant, a “Warrant”). Each Warrant entitles the holder to purchase one Share of the Company (a “Warrant Share”) at an exercise price of US$10.80 (CAD$15.00) per Warrant Share at any time until the date that is 36-month from the date of issuance, subject to adjustment in certain events.

The Offering was completed pursuant to an agency agreement dated April 23, 2025 between the Company, A.G.P. Canada Investments ULC, Clear Street LLC and A.G.P./Alliance Global Partners.

In connection with the Offering, the Company agreed to pay the agents up to a cash commission equal to 7% of the gross proceeds of the Offering and agreed to issue to the agents up to such number of compensation warrants as is equal to an aggregate of 3.5% of the number of Units sold pursuant to the Offering (the “Compensation Warrants”). Each Compensation Warrant is exercisable into a Share at an exercise price of US$8.64 (CAD$12.00) per Share until the date that is 36 months after the date of issuance. The cash commission and the number of Compensation Warrants was reduced to 2.0% in respect to the portion of aggregate gross proceeds of the Offering attributable to subscribers identified by the Company.

The Offering was completed in Canada pursuant to a prospectus supplement dated April 25, 2025 (the “Supplement”) to the Company’s base shelf prospectus receipted on September 26, 2024 (the “Base Shelf Prospectus”).

On May 25, 2025, the Company granted 33,334 Option Shares and 33,333 RSUs to consultants of the Company.

-	33,334 Stock Options at an exercise price of CAD$12.57 ($8.74 at balance sheet rate), vesting on the grant date.
-	33,333 RSUs, vesting on July 1, 2025.

On June 20, 2025, the Company announced the consolidation of all of its issued and outstanding Class A Subordinate Voting Shares on the basis of one (1) post-consolidated Subordinate Voting Share for every three (3) pre-consolidated Subordinate Voting Shares held.

On July 11, 2025, the Company announced that the Company has closed its public offering of units (the “Offering”). Pursuant to the Offering, the Company raised gross proceeds of approximately C$9,573,758 (US$7,000,331) by issuing 1,007,764 units of the Company (the “Units”) at a price of C$9.50 (US$6.946) per Unit.

Each Unit is comprised of one Class A Subordinate Voting Share of the Company (a “Share”) and one-half of one Share purchase warrant (each whole Share purchase warrant, a “Warrant”). Each Warrant entitles the holder to purchase one Share of the Company (a “Warrant Share”) at an exercise price of C$11.50 (US$8.409) per Warrant Share at any time until the date that is 36-month from the date of issuance, subject to adjustment in certain events.

The Offering was completed pursuant to an agency agreement dated July 9, 2025 between the Company, A.G.P. Canada Investments ULC and A.G.P./Alliance Global Partners,. Each of A.G.P. Canada Investments ULC and A.G.P./Alliance Global Partners acted as co-lead agents, on behalf of a syndicate of agents including Imperial Capital, LLC and Haywood Securities Inc.

In connection with the Offering, the Company agreed to pay the agents up to a cash commission equal to the greater of C$400,000 and 7% of the gross proceeds of the Offering, and further agreed to issue to the agents up to such number of compensation warrants as is equal to an aggregate of 3.5% of the number of Units sold pursuant to the Offering (the “Compensation Warrants”). Each Compensation Warrant is exercisable into a Share at an exercise price of C$11.50 (US$8.409) per Share until the date that is 36 months after the date of issuance. The cash commission and the number of Compensation Warrants was reduced to 2.0% in respect to the portion of aggregate gross proceeds of the Offering attributable to subscribers identified by the Company. In addition, the Company paid a cash fee of US$250,000 and issued 75,000 corporate finance fee warrants to a financial advisor, with such corporate finance fee warrants having identical terms to the Compensation Warrants.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS AND FINANCIAL DISCLOSURE

On December 10, 2024, Smythe LLP (“Smythe”) resigned as the Company’s independent registered public accounting firm as a result of a change in Smythe’s policies to discontinue PCAOB audits. Smythe was appointed as auditor of the Company on February 15, 2023 and reported on the Company’s financial statements for the fiscal years ended March 31, 2024 and 2023.

During the Company’s two most recent fiscal years and subsequent interim period before the resignation of Smythe as certifying accountant, the reports on the Company’s financial statements by Smythe for both years did not contain any adverse opinion or disclaimer of opinion, nor was either report qualified or modified as to audit scope, or accounting principles, except that the report contained an explanatory paragraph stating that there was significant doubt about the Company’s ability to continue as a going concern; nor was there any disagreement between the Company and Smythe on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements, if not resolved to the satisfaction of Smythe, would have caused Smythe to make reference to the subject matter of the disagreement in connection with its report issued in connection its audit of the Company’s financial statement for those years. Furthermore, there were no reportable events (as described under Item 304(a)(1)(v)(A)-(D) of Regulation S-K) for the Company within the last two fiscal years nor subsequently up to the date of the termination of Smythe.

On December 10, 2024, the Company appointed M&K CPAS, PLLC (“M&K”) as the Company’s independent registered public accounting firm for the fiscal year ending March 31, 2025. During the two most recent fiscal years and the subsequent period through the appointment of M&K, the Company did not consult with M&K regarding any of the matters set forth in Item 304(a)(2)(i) or (ii) of Regulation S-K.

ITEM 9A. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Our management, with the participation of our Principal Executive Officer and Principal Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of March 31, 2025, the end of the period covered by this Annual Report on Form 10-K. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost benefit relationship of possible controls and procedures. Based on such evaluation, our Principal Executive Officer and Principal Financial Officer have concluded that, as of the end of the period covered by this report, our disclosure controls and procedures were not effective to ensure that the information required to be disclosed by us in the reports that we file or submit under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in SEC’s rules and forms and (ii) accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosures.

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as such term is defined in Exchange Act Rule 13a-15(f). Internal control over financial reporting is a process designed under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of the consolidated financial statements for external purposes in accordance with GAAP. All internal control systems, no matter how well designed, have inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation.

As of March 31, 2025, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control Integrated Framework 2013. Based on this assessment, our management concluded that, as of March 31, 2025, our internal control over financial reporting was not effective based on the following material weaknesses:

1.	Insufficient written policies and procedures to ensure the correct application of accounting and financial reporting with respect to the current requirements of GAAP and SEC disclosure requirements.
2.	Due to the Company’s size and nature, segregation of all conflicting duties may not always be possible and may not be economically feasible.
3.	Although the Company does have a written procedure for the approval, identification and reporting of related-party transactions may be limited.

We are taking actions to remediate the material weakness described above by reviewing and updating our internal policies and human resources allocations.

This Report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Additionally, management’s report was not subject to attestation by our registered public accounting firm pursuant to the exemption from Section 404(b) of the Sarbanes- Oxley Act of 2002 for non-accelerated filers.

Changes in Internal Control Over Financial Reporting

Other than as described above, there have been no changes in our internal control over financial reporting that occurred during our last fiscal quarter ended March 31, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

During our last fiscal quarter ended March 31, 2025, none of our directors or executive officers adopted, modified or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement” as such terms are defined under Item 408 of Regulation S K.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS.

Not applicable.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The following table sets forth the name, age and positions of our executive officers and directors as of July 10, 2025.

NAME	AGE	POSITION
Gabriel René	51	Chief Executive Officer and Director
Dan Mapes	78	President Emeritus and Global Ambassador and Director
James Hendrickson	47	President and Chief Operating Officer
James Christodoulou	65	Chief Financial Officer
Kevin Wilson	67	Chief Accounting Officer and Secretary
Hari Thiruvengada	47	Chief Technology Officer
Michael Blum	49	Chairman
Jonathan De Vos	50	Director
Gordan Scott Paterson	61	Director

The business background and certain other information about our directors and executive officers are set forth below.

Gabriel René, Chief Executive Officer and Director

Gabriel René, the co-founder of the Company, has served as Chief Executive Officer of the Company since September 2018 and a director of the Company since July 2021. Mr. René is a technologist, entrepreneur, and author with a 25 year career in the technology, telecom and media industries specializing in emerging technologies such as augmented reality, virtual reality, AI, IoT and distributed computing technology and their applications for industrial, enterprise and consumer technology. He is the author of the #1 International bestseller “The Spatial Web - How Web 3.0 Connects Humans, Machines, and AI to Transform the World”. Mr. René serves as the acting Executive Director of the Spatial Web Foundation, a non-profit organization developing standards for the ethical interoperability between AI, IoT, robotics and distributed computing technologies designed to power the Web 3.0 era and dedicated to the ethical, interoperable and equitable adoption of Spatial Web technologies across every major industry. We believe Mr. René is qualified to serve as a member of the board of directors of the Company because of his extensive experience in the technology sector, along with his in-depth knowledge of emerging technologies and their applications for use.

Dan Mapes, President Emeritus and Global Ambassador and Director

Dan Mapes, the co-founder of the Company, has served as President Emeritus and Director of Global Development since April 2025 and a member of the board of directors of the Company since July 2021. From July 2021 to April 2025, he served as President of the Company. For the past five years, Mr. Mapes has served as a founder and architect of the Spatial Web™, which is an open, hyper-connected, context-aware, governance-based network of humans, machines and AI. In 2017, Mr. Mapes co-founded the Silicon Valley Blockchain Society, and he currently serves as co-chairman of the Los Angeles Chapter. In addition, since May 2010, Mr. Mapes has also served as the founder and Chief Executive Officer of Cyberlab9.com - Global Deep Tech Lab (“Cyberlab 9”). Cyberlab 9 has a research focus on the Internet of Things blockchain, virtual reality and artificial intelligence. Mr. Mapes previously founded eCity Studios (computer gaming) which was sold to VSI Holdings, Deep Light 3D Displays which was sold to Korea Display Group and Digital Motors (Advanced Object Relational databases) which was sold to Arriba Software Corporation. Mr. Mapes received a Bachelor of Business Administration degree from the University of Cincinnati, and a Master of Business Administration degree from Thunderbird School of Global Management. We believe Mr. Mapes is qualified to serve as a member of the board of directors of the Company because of his extensive experience in the technology sector, along with his in-depth knowledge of emerging technologies and early-stage companies.

James Christodoulou, Chief Financial Officer

James Christodoulou has served as Chief Financial Officer of the Company since February 2025. From June 2024 to March 2025, Mr. Christodoulou served as Head of Capital Markets and Corporate Development at Exodus Movement, Inc., a multi-asset, self-custody, crypto currency wallet (NYSE: EXOD), and from June 2022 to March 2024, he served as Chief Financial Officer of Collectable, an early-stage private equity sponsored company that developed an innovative FINTECH business model that democratizes the ability to own high-end collectable art and memorabilia assets that were once only available to financial institutions, collectors, or high-net-worth individuals. From March 2021 to January 2023, Mr. Christodoulou served as Chief Financial Officer of Ryze Renewables, an independent renewable diesel refining company, and from August 2018 to April 2020, he served as President, Chief Operating Officer a director of Blink Charging (Nasdaq: BLNK), an owner, operator, provider, and manufacturer of electric vehicle charging equipment and networked electric vehicle charging services. Mr. Christodoulou’s prior experiences include Chief Financial Officer of Galeon Navigation LLC, OceanFreight Inc. (Nasdaq: OCNF), EastWind Maritime, Inc. and General Maritime Corp., Inc. (NYSE: GMR); President of Angelmar Corp.; Chief Executive Officer and President of Industrial Shipping Enterprises Corp.; and Managing Director of Dahlman Rose & Co. Mr. Christodoulou attended Columbia Business School and received his Bachelor of Arts in psychology from Rutgers University.

James Hendrickson, President and Chief Operating Officer

James Hendrickson has served as the President of the Company since April 2025 and Chief Operating Officer of the Company since June 2024. In addition, he has served as President & General Manager of VERSES Logistics Inc. since January 2022, where he leads a team focused on launching VERSES’ advanced AI products to enterprise customers across verticals such as supply chain, retail, IT services, transportation, and health care. Previously, he was Global Director of Strategic Partnerships and Alliances at Berkshire Grey from 2020 to 2022, a robotics startup where he led the partner strategy and helped with a Nasdaq listing in 2022. Prior to Berkshire Grey, he led new product development and marketing for a Honeywell business unit from 2018 to 2020. Mr. Hendrickson has more than 20 years of experience in sales, channel, marketing and product development roles focused on technology for supply chain and logistics. Mr. Hendrickson is a thought leader on spatial and ubiquitous computing, workflow mapping, neuromorphic compute, and end-to-end supply chain transformation. Mr. Hendrickson earned a Bachelor of Arts in English & Communications from Grove City College.

Kevin Wilson, Chief Accounting Officer and Secretary

Kevin Wilson served as Chief Financial Officer of the Company from September 2021 to February 2025, when he transitioned to be the Chief Accounting Officer of the Company. Since March 2025, he has been employed as Executive Vice President – Finance and Accounting of VERSES Solutions. He also continues to serve as the Secretary of the Company since he was appointed to that role in September 2021. Prior to that, Mr. Wilson acted as the part-time Chief Financial Officer of VTU. Mr. Wilson has held the role of Chief Financial Officer for a number of technical and service oriented entities. From 2007 until 2011, Mr. Wilson was Chief Financial Officer for ICANN, the coordinator of the policies for the Internet’s unique identifiers, and from 2012 to 2016, Mr. Wilson was the initial Chief Financial Officer and VP Finance for Identity Digital (formerly called Donuts Inc.), the largest Top Level Domain registry operator. Mr. Wilson received an undergraduate degree from Stanford University, a Master of Business Administration degree from the University of California, Los Angeles and earned his Certified Public Accountant (“CPA”) designation in 1989 while working for Kenneth Leventhal & Company, a predecessor of Ernst & Young. Mr. Wilson maintained his CPA designation until 2004 when he allowed his CPA license to lapse.

Hari Thiruvengada, Chief Technology Officer

Hari Thiruvengada has served as Chief Technology Officer of the Company since September 2024. Prior to that, he served as Chief Product Officer of the Company from March 2024 to July 2024 and VP of Product Enterprise from June 2023 to May 2024. From September 2022 to May 2023, Mr. Thiruvengada served as Head of Enterprise Product and UX of Opendoor, a real estate company, and from May 2021 to July 2022, he served as Senior Director of Product Management from Seegrid, an autonomous mobile robot solutions company. Prior to that, Mr. Thiruvengada was at Honeywell, an appliance, electrical and electronic manufacturing company, for over 13 years serving in various capacities including Global Head Of Product Management, Honeywell Voice Solutions; North America Design Director, User Experience Design, Honeywell Intelligrated and SPS; Global Strategic Design Director - User Experience, Workflow Solutions and Services; Director - User Experience, Honeywell Connected Buildings; UX Design Manager - Global Experience Design; and Research Scientist. Mr. Thiruvengada received his PhD and Masters in Science degree in industrial engineering and human factors from Penn State University, his Master’s degree in human factors from Wright State University, his Masters in Science degree in computer science and engineering from the University of Buffalo, his Bachelor of Engineering degree from Sathyabama University and his Bachelor of Engineering degree from University of Madras.

Michael Blum, Chairman

Michael Blum has served as Chairman of the board of directors of the Company since September 2024. He co-founded and has served as President of Hedgeye Risk Management, an online financial media company and real-time research platform that brings transparency, accountability and trust to institutional and retail investors, since January 2008. Since 2024, Mr. Blum has served at President of Hedgeye Asset Management, a firm that provides access to distinguished institutional managers and their respective strategies in the form of ETFs. Since 2016, Mr. Blum has served as President of Seven7, LLC, a firm focused on identifying innovative companies across the consumer, tech, and media landscape. Since February 2014, Mr. Blum has served as a director of Hedgeye Cares, Inc., a charity organization that contributes to non-profits that assist with and address vital community needs, and since July 2013, he has served as managing director of Asia Leisure Capital, a south east Asia focused hotel and casino management and financing company. Previously, from February 2019 to August 2024, Mr. Blum served as President of Sierpinski Capital Management LLC, and Asset Manager, and from 2014 to 2017 he was Co-Founder and Chief Financial Officers of Firefly Space Systems, Inc., a space launch vehicle developer. Mr. Blum has held various other positions including Managing Director of Repulse Bay Capital Limited; Chief Executive Officer and Director of Magneto Sands Ltd.; Director of LFTG Holdings; Director and Acting Chief Executive Officer of XCOR Aerospace; and Senior manager of PayPal. We believe Mr. Blum is qualified to serve as a member of the board of directors of the Company because of his extensive executive, financial and entrepreneurial experience in the United States, Europe and Asia.

Jonathan De Vos, Director

Jonathan De Vos has served as a director of the Company since April 2022. Mr. De Vos is an investment professional based in London, UK. He is currently a Director at Federated Hermes where he oversees the ex-Asia assets within the firm’s Global Emerging Market Fund. He was previously a generalist investment manager on the Asia & EM team at Invesco from May 2015 to May 2020, where he was responsible for analysis of companies across all sectors as well as portfolio management responsibilities on Latin American and Global Small Cap strategies. Prior to joining Invesco in 2015, Mr. De Vos spent 13 years at Raymond James & Associates, first as a sell-side equity analyst covering industrials and then as head of institutional equities for Raymond James Ltd. in Europe. Mr. De Vos has extensive knowledge of the European asset management industry with a particular emphasis on growth equities. Mr. De Vos holds an Honors Business Administration degree and an Honors Bachelor of Science degree in Pharmacology and Toxicology, both from the University of Western Ontario. We believe Mr. De Vos is qualified to serve as a member of the board of directors of the Company because of his extensive experience in investment and management.

Gordan Scott Paterson, Director

G Scott Paterson has served as a director of the Company since June 2022. Mr. Paterson is a Toronto-based technology and media venture capitalist who has been active for 40 years in the investment industry. Since January 2015, Mr. Paterson has served as Executive Chairman of FutureVault Inc, and since March 2017, he has served as Chairman of the Board of QYOU Media Inc (TSXV:QYOU). His career began working at Dominion Securities Pitfield as a retail broker in 1985 and in 1988 he moved into investment banking when at Richardson Greenshields. In April 1995, Mr. Paterson was recruited to Yorkton Securities where he led the firm’s transformation from a mining-focused brokerage firm to becoming Canada’s leading technology investment bank focused on technology, internet, biotechnology and film & television. Mr. Paterson served as CEO of Yorkton Securities from 1998 to 2001. In the late 90s and early 2000s, Mr. Paterson served as Chairman of the Canadian Venture Exchange (now Toronto Venture Exchange - TSXV), Vice Chairman of the Toronto Stock Exchange, a Director of the Investment Dealers Association of Canada (now CIRO) and was Series 7 and 24 licensed in the US. He obtained his ICD.d certification from the Institute of Corporate Directors at the Rotman Business School, University of Toronto in 2009. Mr. Paterson has served on Boards of Directors for companies listed on the NYSE, TSX, TSXV, CBOE Canada and UK’s AIM market. He has served on Audit, Nominating, Governance, Risk and Compensation Committees. Mr. Paterson served on the Board of Directors of Lionsgate Entertainment for 21 years from 1997 until 2018 and now serves on two subsidiary Boards. Mr. Paterson was Chairman & CEO of JumpTV when Morgan Stanley took the company public in 2006. Mr. Paterson received a B.A. (Economics) in 1985 and completed the Executive Program in 1994, both at Western University. We believe Mr. Paterson is qualified to serve as a member of the board of directors of the Company because of his extensive experience in the technology sector along with his experience as a public company director.

Family Relationships

There are no family relationships among any of our executive officers or directors.

Arrangements Between Officers and Directors

Except as set forth herein, to our knowledge, there is no arrangement or understanding between any of our officers or directors and any other person pursuant to which the officer or director was selected to serve as an officer or director.

Involvement in Certain Legal Proceedings

We are not aware of any of our directors or officers being involved in any legal proceedings in the past ten years relating to any matters in bankruptcy, insolvency, criminal proceedings (other than traffic and other minor offenses), or being subject to any of the items set forth under Item 401(f) of Regulation S-K.

Committees of Our Board of Directors

Our board of directors directs the management of our business and affairs and conducts its business through meetings of the board of directors and its standing committees. We have a standing audit committee, compensation committee and nominating and corporate governance committee. In addition, from time to time, special committees may be established under the direction of the board of directors when necessary to address specific issues.

Our board of directors has determined that all of the members of the audit committee, the compensation committee and the nominating and corporate governance committee are independent as defined under the applicable rules of Nasdaq, including, in the case of all of the members of our audit committee, the independence requirements contemplated by Rule 10A-3 under the Exchange Act. In making such determination, the board of directors considered the relationships that each director has with our Company and all other facts and circumstances that the board of directors deemed relevant in determining director independence, including the beneficial ownership of our capital stock by each director.

Audit Committee

Our audit committee is responsible for, among other things:

●	approving and retaining the independent registered public accounting firm to conduct the annual audit of our consolidated financial statements;

●	reviewing the proposed scope and results of the audit;

●	reviewing and pre-approval of audit and non-audit fees and services;

●	reviewing accounting and financial controls with the independent registered public accounting firm and our financial and accounting staff;

●	reviewing and approving transactions between us and our directors, officers and affiliates;

●	establishing procedures for complaints received by us regarding accounting matters;

●	overseeing internal audit functions, if any; and

●	preparing the report of the audit committee that the rules of the Securities and Exchange Commission require to be included in our annual meeting proxy statement.

Our audit committee consists of Michael Blum, Jonathan De Vos and Gordan Scott Paterson, with Michael Blum serving as chair. Each member of our audit committee meets the financial literacy requirements of the Nasdaq rules. In addition, our board of directors has determined that Michael Blum qualifies as an “audit committee financial expert,” as such term is defined in Item 407(d)(5) of Regulation S-K.

Compensation Committee

Our compensation committee is responsible for, among other things:

●	reviewing and recommending the compensation arrangements for management, including the compensation for our president and chief executive officer;

●	establishing and reviewing general compensation policies with the objective to attract and retain superior talent, to reward individual performance and to achieve our financial goals;

●	administering our stock incentive plans; and

●	preparing the report of the compensation committee that the rules of the Securities and Exchange Commission require to be included in our annual meeting proxy statement.

Our compensation committee currently consists of Michael Blum, Jonathan De Vos and Gordan Scott Paterson, with Jonathan De Vos serving as chair.

Nominating and Governance Committee

Our nominating and governance committee is responsible for, among other things:

●	identifying and nominating members of the board of directors;

●	developing and recommending to the board of directors a set of corporate governance principles applicable to our Company; and

●	overseeing the evaluation of our board of directors.

Our nominating and corporate governance committee consists of Michael Blum, Jonathan De Vos and Gordan Scott Paterson, with Gordan Scott Paterson serving as chair.

Code of Conduct and Ethics Policy

We have adopted a written code of conduct and ethics policy that applies to our directors, officers and employees, including our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions. Disclosure regarding any amendments to, or waivers from, provisions of the code of conduct and ethics that apply to our directors, principal executive and financial officers will be included in a Current Report on Form 8-K, which we will file within four business days following the date of the amendment or waiver.

Insider Trading Policy

We have adopted an insider trading policy governing the purchase, sale, and/or any other disposition of our securities that applies to our directors, officers and employees, and other covered persons. We believe that our insider trading policy is reasonably designed to promote compliance with insider trading laws, rules and regulations, and listing standards applicable to our Company. A copy of our insider trading policy is filed as Exhibit 19.1 to this Annual Report on Form 10-K.

Changes in Nominating Procedures

None.

ITEM 11. EXECUTIVE COMPENSATION

Summary Compensation Table

The following table sets forth the compensation paid or accrued during the fiscal year ended March 31, 2025 and 2024 to the following officers (each, a “named executive officer” and collectively, the “named executive officers”):

●	Gabriel René, Chief Executive Officer and Director;

●	James Hendrickson, President and Chief Operating Officer; and

●	Kevin Wilson, Chief Accounting Officer and Secretary.

Name and Principal Position	Year	Salary ($)	Bonus ($)(3)	Stock Awards ($)(4)	Option Awards ($)(5)	Non-Equity Incentive Plan Compensation ($)	Nonqualified deferred compensation earnings ($)	All Other Compensation ($)	Total ($)
Gabriel René, Chief Executive Officer and Director	2025	405,000	100,000	-	-	-	-	-	$505,000
	2024	435,000	-	-	-	-	-	-	435,000
James Hendrickson, President and Chief Operating Officer (1)	2025	237,917	243,500	-	178,247	-	-	-	659,664
	2024	200,000	-	-	38,203	-	-	-	238,203
Kevin Wilson, Chief Accounting Officer and Secretary (2)	2025	251,167	40,000	43,051	29,784	-	-	-	364,002
	2024	249,000	-	-	335,808	-	-	-	584,808

(1)	James Hendrickson was appointed as President of the Company on April 17, 2025.

(2)	Kevin Wilson served as the Chief Financial Officer of the Company from September 2021 to March 24, 2025, and became the Chief Accounting Officer on March 24, 2025.

(3)	Includes cash discretionary bonuses paid to our named executive officers for the fiscal years ended March 31, 2025 and 2024

(4)

On July 3, 2024, the Company granted time-based RSUs convertible into shares of Subordinate Voting Stock to Mr. Wilson. The amounts shown above reflect the aggregate grant date fair value of such awards computed in accordance with the FASB’s ASC Topic 718. The assumptions used in calculating these amounts are incorporated herein by reference to Note 9, related party transactions and balances, to the Company’s financial statements, set forth elsewhere in this report.

(5)	In December 2023, July 2024, and December 2024, the Company granted stock options to Mr. Hendrickson and Mr. Wilson at exercise prices of CAD$36.45, CAD$28.89, and CAD$30.51 respectively, representing the closing price on the applicable date of grant. The amounts shown above reflect the aggregate grant date fair value of such awards computed in accordance with the FASB’s ASC Topic 718. The assumptions used in calculating these amounts are incorporated herein by reference to Note 17. Stock based compensation, to the Company’s financial statements, set forth elsewhere in this report.

Employment Agreements

Gabriel René

The Company entered into an employment contract through VERSES, Inc., an indirect subsidiary of the Company, with Gabriel René in connection with Mr. René’s position as founder and Chief Executive Officer of the Company (the “CEO Contract”). The original term of the CEO Contract began on January 1, 2022 and ended on December 31, 2022, and the CEO Contract is subject to automatic annual renewal for additional twelve month terms thereafter, unless the CEO Contract is terminated by either party according to its terms. Pursuant to the CEO Contract, Mr. René is currently paid an annual salary of $420,000, and is also eligible to receive additional compensation in the form of equity incentive awards and discretionary performance bonuses. Mr. René is also eligible to participate in the Company’s standard employee benefit plans, including health and welfare plans. In the event that Mr. René is subject to (A) an involuntary termination not encompassed by (i) felony conviction, (ii) Mr. René’s willful, continued and unexcused failure to perform their duties in their position for a period of at least thirty days after having been notified in writing by the Company of said failure, (iii) gross or willful misconduct that results, or is substantially likely to result, in serious damage to the Company or its reputation, or (iv) any adjudicated and independently-verified violation of the confidentiality, non-disparagement and/or non-solicitation provisions contained in the CEO Contact or (B) the assignment to Mr. René of a job role or position duties materially inconsistent with those contemplated by the CEO Contract; (C) the interposition of any direct reporting supervisor or manager over Mr. René other than the Company’s CEO and President; or (D) a change of control of the Company, Mr. René will be entitled to a severance package. The severance package will consist of: (i) a lump sum payment equal to 12 months’ worth of Mr. René’s base salary, payable within 30 days of said event; (ii) continuation for 12 months of Mr. René’s medical and dental insurance under COBRA or similar procedural mechanisms; and (iii) immediate, accelerated vesting of all stock options, equity and related compensation subject to vesting requirements. Further, Mr. René’s receipt of any severance benefits may be conditioned upon Mr. René’s approval and execution of a written waiver and settlement of claims document absolving the Company and its subsidiaries, employees, directors, officers and assigns of any liability concerning Mr. René’s employment with Company. Any severance package granted under the CEO Contract will be subject to the Company’s executive severance policy at the time of termination, as approved by the Compensation Committee.

James Hendrickson

The Company entered into an employment contract through VERSES Logistics, Inc., an indirect subsidiary of the Company, with James Hendrickson in connection with Mr. Hendrickson’s position as President and Chief Operating Officer of the Company (the “COO Contract”). The original term of the COO Contract began on January 1, 2022 and ended on February 28, 2022, and the COO Contract can be renewed for additional twelve month terms unless the COO Contract is terminated according to its terms. Pursuant to the COO Contract, Mr. Hendrickson is currently paid an annual salary of $265,000, and is also eligible to receive additional compensation in the form of equity incentive awards and discretionary performance bonuses. Mr. Hendrickson is also eligible to participate in the Company’s standard employee benefit plans, including health and welfare plans.

Kevin Wilson

The Company has entered into an employment contract (the “CAO Contract”), through VERSES Solutions, Inc. (“VSI”), a direct subsidiary of VAI, with Kevin Wilson pursuant to which Mr. Wilson serves as the Chief Accounting Officer of the Company. The term of the CAO Contract began on March 1, 2025 for an initial term ending on March 31, 2026, and is subject to automatic annual renewals thereafter. Pursuant to the CAO Contract, Mr. Wilson will be paid an annual salary of $275,000, and will be eligible to receive additional compensation in the form of equity incentive awards, as well as annual performance bonuses and cash incentive awards, based on the achievement of annual performance objectives. Executive shall also be eligible to participate in the Company’s standard benefit plans. Upon the occurrence of a Triggering Event (as described below), Mr. Wilson shall be entitled to receive a severance benefits consisting of: (i) a lump sum payment equal to thirty-six (36) months’ worth of Mr. Wilson’s base salary payable within thirty (30) days of said Triggering Event; (ii) continuation for 36 months of Mr. Wilson’s medical and dental insurance under COBRA or similar procedural mechanisms (in the event the Triggering Event results in termination of Mr. Wilson’s employment with the Company); and (iii) immediate, accelerated vesting of all stock options, equity and related compensation that would otherwise be subject to vesting requirements. For purposes of the CAO Contract, a “Triggering Event” shall consist of: (i) any termination of Mr. Wilson’s employment by VSI without cause; (ii) any resignation by Mr. Wilson with cause; (iii) the assignment to Mr. Wilson of a job role or position duties materially inconsistent with those contemplated by the CAO Contract; (iv) the interposition of any direct reporting supervisor or manager over Mr. Wilson other than the Company’s CFO, CEO and/or President; or (v) the Company’s failure, within 30 days of the effective date of the CAO Contract, to execute that certain Indemnity Agreement described therein. Upon the occurrence of a Change in Control (as defined therein), Mr. Wilson shall be entitled to receive severance benefits consisting of: (i) a lump sum payment equal to sixty (60) months’ worth of Mr. Wilson’s base salary payable within thirty (30) days of such Change in Control; (ii) continuation for 60 months of Mr. Wilson’s medical and dental insurance under COBRA or similar procedural mechanisms; and (iii) immediate, accelerated vesting of all stock options, equity and related compensation that would otherwise be subject to vesting requirements. In the event that Mr. Wilson’s employment with the Company is terminated by VSI for Cause or by reason of Mr. Wilson’s resignation without Cause, Mr. Wilson shall be entitled to receive a severance package consisting of: (i) a lump sum payment equal to twelve (12) months’ worth of Mr. Wilson’s base salary payable within thirty (30) days of Mr. Wilson’s last day of employment; (ii) continuation for 12 months of Mr. Wilson’s medical and dental insurance under COBRA or similar procedural mechanisms; and (iii) immediate, accelerated vesting of all stock options, equity and related compensation that would otherwise be subject to vesting requirements. Mr. Wilson’s receipt of any severance benefits may be conditioned upon Mr. Wilson’s execution of the written waiver and settlement of claims document.

Outstanding Equity Awards at March 31, 2025

The following table provides information regarding equity-based awards held by our named executive officers that were outstanding as of March 31, 2025.

	Option Awards				Stock Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Option Exercise Price ($)	Option Expiration Date	Number of shares or units of stock that have not vested (#)	Market value of shares of units of stock that have not vested ($)	Equity incentive plan awards: Number of unearned shares, units or other rights that have not vested (#)	Equity incentive plan awards: Market or payout value of unearned shares, units or other rights that have not vested ($)
Gabriel René, Chief Executive Officer and Director	-	-	-	-	-	-	-	-
James Hendrickson, President and Chief Operating Officer (1)	1,389	463	36.45	December 15, 2028	-	-	-	-
	-	3,704	28.89	July 3, 2029	-	-	-	-
	-	7,407	30.51	December 23, 2028	-	-	-	-
Kevin Wilson, Chief Accounting Officer and Secretary (2)	16,278	-	36.45	December 15, 2028	-	-	-	-
	-	1,852	28.89	July 3, 2029	-	-	-	-
	-	-	-	-	1,852	43,059	-	-

(1) James Hendrickson was appointed as President of the Company in April 2025.

(2) Kevin Wilson served as the Chief Financial Officer of the Company from September 2021 to March 24, 2025, and became the Chief Accounting Officer on March 24, 2025.

Name	Type	Quantity	Price	Grant Date	Expiry Date	Vesting
James Hendrickson	Stock Options	1,852	36.45	15-Dec-23	15-Dec-28	25% at Jan 1/23, and 6.25% at end of each full quarter thereafter.
James Hendrickson	Stock Options	3,704	28.89	03-Jul-24	03-Jul-29	25% vests on the July 3, 2025 and 6.25% vests at the end of each full quarter thereafter
James Hendrickson	Stock Options	7,407	30.51	23-Dec-24	23-Dec-28	25% vests on June 1, 2025, and 6.25% vests at the end of each full quarter thereafter
Kevin Wilson	Stock Options	16,278	36.45	15-Dec-23	15-Dec-28	25% at Sep 1/19 , and 6.25% at end of each full quarter thereafter.
Kevin Wilson	Stock Options	1,852	28.89	03-Jul-24	03-Jul-29	25% vests on the July 3, 2025 and 6.25% vests at the end of each full quarter thereafter
Kevin Wilson	RSUs	1,851	n/a	03-Jul-24	03-Jul-29	1/3 vests on July 3, 2025, 1/3 vests on July 3, 2026, 1/3 vests on July 3, 2027

Non-Employee Director Compensation

The following table presents the total compensation for each person who served as a non-employee member of our board of directors and received compensation for such service during the fiscal year ended March 31, 2025. Other than as set forth in the table and described more fully below, we did not pay any compensation, make any equity awards or non-equity awards to, or pay any other compensation to any of the non-employee members of our board of directors during the fiscal year ended March 31, 2025.

Name	Fees earned or paid in cash ($)	Stock Awards ($)(1)	Option Awards ($)(1)	Non-Equity Incentive Plan Compensation ($)	Nonqualified deferred compensation earnings ($)	All Other Compensation ($)	Total ($)
Michael Blum	62,500	1,722,221	-	-	-	-	1,784,721
Jonathan De Vos	-	215,272	-	-	-	-	215,272
Gordan Scott Paterson	-	215,272	-	-	-	-	215,272
Jay Samit (1)	84,166	129,162	143,014	-	-	-	356,342

(1) Jay Samit resigned as Chairman of the board on September 10, 2024.

(2) The amounts shown above reflect the aggregate grant date fair value of such awards computed in accordance with the FASB’s ASC Topic 718. The assumptions used in calculating these amounts are incorporated herein by reference to Note 17. Stock based compensation, to the Company’s consolidated financial statements, set forth elsewhere in this report.

Narrative to Director Compensation Table

There is no formal director compensation policy.

Company Policies and Practices Related to the Grant of Certain Equity Awards Close in Time to the Release of Material Nonpublic Information

The Company’s Board of Directors last granted a stock option and RSUs on May 25, 2025. The Company does not grant stock options or similar awards to Section 16 Insiders, most SVPs, and other Vice Presidents and above who directly report to the CEO in anticipation of the release of material nonpublic information that is likely to result in changes to the price of the Company’s stock, such as a significant positive or negative earnings announcement, or time the public release of such information based on stock option grant dates. In addition, the Company does not grant stock options or similar awards during the four business days prior to or the one business day following the filing of our periodic reports or the filing or furnishing of a Current Report on Form 8-K that discloses material nonpublic information. These restrictions do not apply to RSUs or other types of equity awards that do not include an exercise price related to the market price of the Company’s stock on the date of grant.

The Company’s executive officers would not be permitted to choose the grant date for any stock option grants.

During the year ended March 31, 2025, the Company’s named executive officers were awarded stock options. The Company did not time the disclosure of material nonpublic information for the purpose of affecting the value of executive compensation.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information regarding beneficial ownership of our Class A Subordinate Voting Shares as of July 11, 2025 by (i) each person known to beneficially own more than 5% of our Class A Subordinate Voting Shares, (ii) each of our directors, (iii) each of our named executive officers and (iv) all of our directors and executive officers as a group. Except as otherwise indicated, the persons named in the table below have sole voting and investment power with respect to all shares beneficially owned, subject to community property laws, where applicable.

Beneficial Owner(1)	Class A Subordinate Voting Shares Beneficially Owned	Percentage(2)
Directors and Named Executive Officers:
Gabriel René	1,158,333	11.76%
Dan Mapes	1,158,333	11.76%
James Hendrickson	13	*
Kevin Wilson	4,659	*
Michael Blum	-	-
Jonathan De Vos	9,096	*
Gordan Scott Paterson	23,765	*
All Executive Officers and Directors as a Group (9 persons)

* Represents beneficial ownership of less than 1%.

(1)	The address of each person is c/o Verses AI Inc., 2121 Avenue of the Stars, 8th Floor, Los Angeles, CA 90067 unless otherwise indicated herein.

(2)	The calculation in this column is based upon 9,847,199 Class A Subordinate Voting Shares outstanding on July 11, 2025. Beneficial ownership is determined in accordance with the rules of the SEC and generally includes voting or investment power with respect to the subject securities. Class A Subordinate Voting Shares that are currently exercisable or convertible within 60 days of July 11, 2025 are deemed to be beneficially owned by the person holding such securities for the purpose of computing the percentage beneficial ownership of such person, but are not treated as outstanding for the purpose of computing the percentage beneficial ownership of any other person.

Securities Authorized for Issuance Under Equity Compensation Plans

The following table summarizes information about our equity compensation plans as of March 31, 2025.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)		Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders	803,712	CAD	$29.39	1,032,326
Equity compensation plans not approved by security holders	3,235,555	CAD	$31.31	-
Total	4,039,267			1,032,326

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

We did not have any transactions during our fiscal years ended March 31, 2025 and 2024 to which we have been a party, including transactions in which the amount involved in the transaction exceeds the lesser of $120,000 or 1% of the average of our total assets at year-end for the last two completed fiscal years, and in which any of our directors, executive officers or, to our knowledge, beneficial owners of more than 5% of our capital stock or any member of the immediate family of any of the foregoing persons had or will have a direct or indirect material interest, other than equity and other compensation, termination, change in control and other arrangements, which are described elsewhere in this Annual Report on Form 10-K.

Related Person Transaction Policy

We have adopted a formal policy regarding approval of transactions with related parties. For purposes of our policy only, a related person transaction is a transaction, arrangement or relationship, or any series of similar transactions, arrangements or relationships, in which we and any related person are, were or will be participants in which the amount involved exceeds $120,000 of our total assets in any fiscal year. Transactions involving compensation for services provided to us as an employee or director are not covered by this policy. A related person is any executive officer, director or beneficial owner of more than 5% of any class of our voting securities, including any of their immediate family members and any entity owned or controlled by such persons.

Under the policy, if a transaction has been identified as a related person transaction, including any transaction that was not a related person transaction when originally consummated or any transaction that was not initially identified as a related person transaction prior to consummation, our management must present information regarding the related person transaction to our audit committee, or, if audit committee approval would be inappropriate, to another independent body of our board of directors, for review, consideration and approval or ratification. The presentation must include a description of, among other things, the material facts, the interests, direct and indirect, of the related persons, the benefits to us of the transaction and whether the transaction is on terms that are comparable to the terms available to or from, as the case may be, an unrelated third-party or to or from employees generally. Under the policy, we will collect information that we deem reasonably necessary from each director, executive officer and, to the extent feasible, significant shareholder to enable us to identify any existing or potential related-person transactions and to effectuate the terms of the policy. In addition, under our code of business conduct and ethics, our employees and directors will have an affirmative responsibility to disclose any transaction or relationship that reasonably could be expected to give rise to a conflict of interest. In considering related person transactions, our audit committee, or other independent body of our board of directors, will take into account the relevant available facts and circumstances including, but not limited to:

●	the risks, costs and benefits to us;

●	the impact on a director’s independence in the event that the related person is a director, immediate family member of a director or an entity with which a director is affiliated;

●	the availability of other sources for comparable services or products; and

●	the terms available to or from, as the case may be, unrelated third parties or to or from employees generally.

The policy requires that, in determining whether to approve, ratify or reject a related person transaction, our audit committee, or other independent body of our board of directors, must consider, in light of known circumstances, whether the transaction is in, or is not inconsistent with, our best interests and those of our shareholders, as our audit committee, or other independent body of our board of directors, determines in the good faith exercise of its discretion.

Director Independence

Our board of directors determined that a majority of the board during the year ended December 31, 2024 consisted of members who were “independent” as that term is defined under Nasdaq Listing Rule 5605(a)(2). The Board considered Michael Blum, Jonathan De Vos and Gordan Scott Paterson to be “independent.”

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The following table sets forth the aggregate fees billed by Smythe LLP as described below. Smythe LLP (“Smythe”) was appointed as auditor of the Company on February 15, 2023 and resigned effective December 10, 2024.

	March 31, 2025	March 31, 2024
Audit Fees	$97,167	$78,421
Audit Related Fees	$30,733	$41,801
Tax Fees	$10,215	765
All Other Fees	$11,794	$5,420
Total	$149,909	$126,407

Audit Fees: Audit fees consist of fees billed for professional services performed by Smythe for the audit of our annual consolidated financial statements, the review of interim consolidated financial statements, and related services that are normally provided in connection with registration statements. There were $97,167 and $78,421 of such fees incurred by the Company during the fiscal years ended March 31, 2025 and 2024, respectively.

Audit-Related Fees: Audit related fees consist of fees billed by an independent registered public accounting firm for assurance and related services that are reasonably related to the performance of the audit or review of our consolidated financial statements. There were $30,733 and $41,801 of such fees incurred by the Company during the fiscal years ended March 31, 2025 and 2024, respectively.

Tax Fees: Tax fees consist of fees for professional services, including tax compliance, performed by Smythe. There were $10,215 and $765 of such fees incurred by the Company during the fiscal years ended March 31, 2025 and 2024, respectively.

All Other Fees: There were $11,794 and $5,420 of such fees incurred by the Company during the fiscal years ended March 31, 2025 and 2024, respectively.

The following table sets forth the aggregate fees billed by M&K CPAS, PLLC (“M&K”) as described below. M&K was appointed as auditor of the Company effective December 10, 2024.

	March 31, 2025	March 31, 2024
Audit Fees	$52,000	-
Audit Related Fees	$6,000	-
Tax Fees	-	-
All Other Fees	-	-
Total	$58,000	$-

Audit Fees: Audit fees consist of fees billed for professional services performed by M&K for the audit of our annual consolidated financial statements, the review of interim consolidated financial statements, and related services that are normally provided in connection with registration statements. There were $52,000 of such fees incurred by the Company during the fiscal year ended March 31, 2025.

Audit-Related Fees: Audit related fees consist of fees billed by an independent registered public accounting firm for assurance and related services that are reasonably related to the performance of the audit or review of our consolidated financial statements. There were $6,000 of such fees incurred by the Company during the fiscal year ended March 31, 2025.

Tax Fees: Tax fees consist of fees for professional services, including tax compliance, performed by M&K. There were no of such fees incurred by the Company during the fiscal year ended March 31, 2025.

All Other Fees: There were no such fees incurred by the Company during the fiscal year ended March 31, 2025.

Pre-Approval Policies and Procedures

In accordance with Sarbanes-Oxley, our audit committee charter requires the audit committee to pre-approve all audit and permitted non-audit services provided by our independent registered public accounting firm, including the review and approval in advance of our independent registered public accounting firm’s annual engagement letter and the proposed fees contained therein. The audit committee has the ability to delegate the authority to pre-approve non-audit services to one or more designated members of the audit committee. If such authority is delegated, such delegated members of the audit committee must report to the full audit committee at the next audit committee meeting all items pre-approved by such delegated members. In the fiscal years ended March 31, 2025 and 2024, all of the services performed by our independent registered public accounting firm were pre-approved by the audit committee.

PART IV

ITEM 15. EXHIBIT AND FINANCIAL STATEMENT SCHEDULES

(a) The following documents are filed as part of this report:

(1) Financial Statements:

The consolidated financial statements required by this Item are included beginning at page F-1.

(1) Financial Statement Schedules:

All financial statement schedules have been omitted because they are not applicable, not required or the information required is shown in the consolidated financial statements or the notes thereto.

(b) Exhibits

EXHIBIT INDEX

Exhibit Number	Exhibit
3.1	Notice of Articles of VERSES AI Inc. (Incorporated by reference to Exhibit 4.5 to the Company’s Registration Statement on Form S-8 filed on December 16, 2024)
3.2	Articles of Verses AI Inc. dated November 19, 2020 (Incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement on Form S-8 filed on December 16, 2024)
3.3	Amendment to the Articles of Verses AI Inc. dated June 17, 2021 (Incorporated by reference to Exhibit 4.2 to the Company’s Registration Statement on Form S-8 filed on December 16, 2024)
3.4	Amendment to the Articles of Verses AI Inc. dated July 20, 2021 (Incorporated by reference to Exhibit 4.3 to the Company’s Registration Statement on Form S-8 filed on December 16, 2024)
3.5	Amendment to the Articles of Verses AI Inc. dated March 31, 2023 (Incorporated by reference to Exhibit 4.4 to the Company’s Registration Statement on Form S-8 filed on December 16, 2024)
4.1*	Specimen Stock Certificate evidencing the shares of Class A Subordinate Voting Stock
4.2*	Warrant Indenture made by and between the Company and Endeavor Trust Corporation, dated as of December 16, 2022
4.3*	First Supplemental Warrant Indenture made by and between the Company and Endeavor Trust Corporation, dated as of February 28, 2023
4.4*	Second Supplemental Warrant Indenture made by and between the Company and Endeavor Trust Corporation, dated as of March 21, 2023
4.5*	Third Supplemental Warrant Indenture made by and between the Company and Endeavor Trust Corporation, dated as of March 31, 2023
4.6*	Warrant Indenture made by and between the Company and Endeavor Trust Corporation, dated as of July 6, 2023
4.7	Warrant Indenture made by and between the Company and Endeavor Trust Corporation, dated as of April 28, 2025 (Incorporated by reference to Exhibit 4.1 to the Company’s Form 8-K filed on April 28, 2025)
4.8*	Warrant Indenture made by and between the Company and Endeavor Trust Corporation, dated as of July 11, 2025
10.1*+	Employment Agreement made by and between VERSES Inc. and Gabriel René, dated as of December 31, 2021
10.2*+	Employment Agreement made by and between VERSES Solutions, Inc. and Kevin Wilson, dated as of March 1, 2025
10.3*+	Employment Offer Letter Agreement made by and between VERSES Technologies USA, Inc. and James Hendrickson, dated as of September 1, 2024
10.4*	Director Compensation Agreement made by and between the Company and Jonathan De Vos, dated as of March 16, 2022
10.5*	Director Compensation Agreement made by and between the Company and G. Scott Paterson, dated as of June 15, 2022
10.6*	Director Compensation Agreement made by and between the Company and Michael Blum, dated as of September 9, 2024
10.7	Verses AI Inc. Omnibus Equity Incentive Plan (Incorporated by reference to Exhibit 4.6 to the Company’s Registration Statement on Form S-8 filed on December 16, 2024)
14.1*	Code of Conduct and Ethics Policy
16.1	Letter from Smythe LLP (Incorporated by reference to Exhibit 99.3 to the Company’s Form 6-K furnished on December 30, 2024)
19.1*	Insider Trading Policy
21.1*	Subsidiaries of the Registrant
23.1*	Consent of M&K CPAS, PLLC
24.1*	Power of Attorney (included on the signature page hereto)
31.1*	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) of the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to Rule 13a-14(b) of the Exchange Act and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	Inline XBRL Instance Document
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104*	Cover Page Interactive Data File - the cover page of the Registrant’s Annual Report on Form 10-K for the year ended March 31, 2025 is formatted in Inline XBRL

* Filed herewith.

** Furnished herewith.

+ Indicates a management contract or any compensatory plan, contract or arrangement.

ITEM 16. FORM 10-K SUMMARY

Not applicable.

SIGNATURES

Pursuant to the requirements of Section 13 and 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized on this 14th day of July 2025.

VERSES AI INC.

/s/ Gabriel René
Gabriel René
Chief Executive Officer and Director
(Principal Executive Officer)

POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below hereby constitutes and appoints Gabriel René as his attorney-in-fact, with full power of substitution and resubstitution, for him in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-K, and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorney-in-fact full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorney-in-fact, or his substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Act of 1934, this Annual Report on Form 10-K has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Gabriel René	Chief Executive Officer and Director	July 14, 2025
Gabriel René	(Principal Executive Officer)

/s/ James Christodoulou	Chief Financial Officer	July 14, 2025
James Christodoulou	(Principal Financial Officer)

/s/ Kevin Wilson	Chief Accounting Officer and Secretary	July 14, 2025
Kevin Wilson	(Principal Accounting Officer)

/s/ Michael Blum	Chairman	July 14, 2025
Michael Blum

/s/ Jonathan De Vos	Director	July 14, 2025
Jonathan De Vos

/s/ Gordan Scott Paterson	Director	July 14, 2025
Gordan Scott Paterson

-67-