Form 10-Q
period 2025-06-30
Verses AI Inc.
filed 2025-08-14
CIK 1879001

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended: June 30, 2025

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from:

Commission File Number: 000-56692

VERSES AI INC.

(Exact name of registrant as specified in its charter)

British Columbia, Canada	88-2921736
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

2121 Avenue of the Stars, 8th Floor, Los Angeles, CA	90067
(Address of principal executive offices)	(Zip Code)

(310) 988-1944

(Registrant’s telephone number, including area code)

Not applicable

(Former name, former address and former fiscal year, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act: None.

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
		Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The number of the issuer’s Class A Subordinate Voting Shares, without par value, outstanding at August 14, 2025 was 10,137,941.

i

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS AND INDUSTRY DATA

This Quarterly Report on Form 10-Q contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Any statements in this Quarterly Report on Form 10-Q about our expectations, beliefs, plans, objectives, assumptions or future events or performance are not historical facts and are forward-looking statements. These statements are often, but not always, made through the use of words or phrases such as “believe,” “will,” “expect,” “anticipate,” “estimate,” “intend,” “plan” and “would.” For example, statements concerning financial condition, possible or assumed future results of operations, growth opportunities, industry ranking, plans and objectives of management, markets for our Class A Subordinate Voting Shares and future management and organizational structure are all forward-looking statements. Forward-looking statements are not guarantees of performance. They involve known and unknown risks, uncertainties and assumptions that may cause actual results, levels of activity, performance or achievements to differ materially from any results, levels of activity, performance or achievements expressed or implied by any forward-looking statement.

Any forward-looking statements are qualified in their entirety by reference to the risk factors discussed in this Quarterly Report on Form 10-Q. Some of the risks, uncertainties and assumptions that could cause actual results to differ materially from estimates or projections contained in the forward-looking statements include, but are not limited to:

●	the competitive and business strategies of the Company (as defined below);
●	the Company’s research roadmap and expectations regarding the Company’s development of artificial intelligence (“AI”);
●	the Company’s participation in AI benchmark challenges and expectations regarding the public release timeline of Genius (as defined herein);
●	market prices, values and other economic indicators;
●	receipt and timing of any required governmental, regulatory and third-party approvals, licenses and permits;
●	the performance of the Company’s business and operations;
●	the intention to grow the business, operations and potential activities of the Company;
●	the Company’s competitive positioning;
●	the Company’s anticipated partnerships and agreements with third parties and the expected outcomes of such partnerships and agreements;
●	possible events, conditions or financial performance that is based on assumptions about future economic conditions and courses of action;
●	timing, costs and potential success of future activities on the Company’s facilities and projects;
●	future outlook and goals relating to the Company’s strategy;
●	whether the Company will have sufficient working capital and its ability to raise additional financing required in order to continue development of its business and continue operations;
●	the Company’s expected reliance on key management personnel, advisors and consultants;
●	the Company’s intended compensation policy and practices and compensation structure;
●	the capabilities of Genius and Genius-based applications;
●	the development and roll-out of Genius and Genius-based applications;
●	the expected competitive aspects of Genius and Genius-based applications in the market;
●	the scalability of the Spatial Web (as defined herein) and Genius;
●	beliefs and intentions regarding the ownership or potential ownership of any material patents, trademarks and domain names used in connection with the Company’s products and services;
●	analyses and other information based on expectations of future performance and planned products;
●	planned expenditures and budgets and the execution thereof; and
●	anticipated results and developments in the Company’s operations in future periods and other matters which may occur in the future.

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

The Company cautions that the foregoing lists of important assumptions and factors are not exhaustive. Other events or circumstances could cause actual results to differ materially from those estimated or projected and expressed in, or implied by, the forward-looking information contained in this Quarterly Report on Form 10-Q. You should read this Quarterly Report on Form 10-Q and the documents that we reference herein and have filed as exhibits to the Quarterly Report on Form 10-Q, completely and with the understanding that our actual future results may be materially different from what we expect. There can be no assurance that forward-looking information will prove to be accurate, as actual results and future events could differ materially from those anticipated in such information. You should assume that the information appearing in this Quarterly Report on Form 10-Q is accurate as of the date hereof. Accordingly, readers should not place undue reliance on forward-looking information. Except as required by law, the Company undertakes no obligation to update any forward-looking statement to reflect events or circumstances after the date on which the statement is made or to reflect the occurrence of unanticipated events.

We qualify all of the information presented in this Quarterly Report on Form 10-Q, and particularly our forward-looking statements, by these cautionary statements.

This Quarterly Report on Form 10-Q may include market data and certain industry data and forecasts, which we may obtain from internal surveys, market research, publicly available information and industry publications. Such reports generally state that the information contained therein has been obtained from sources believed to be reliable, but the accuracy or completeness of such information is not guaranteed. Although we believe this information is reliable, we have not independently verified, nor can we guarantee, the accuracy or completeness of that information.

Throughout this Quarterly Report on Form 10-Q, the “Company,” “VERSES,” “we,” “us,” and “our” refers to Verses AI Inc., individually, or as the context requires, collectively with its subsidiaries.

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

VERSES AI INC.

Condensed Consolidated Interim Balance Sheet

(Expressed in United States dollars)

		June 30, 2025	March 31, 2025
	Notes	(Unaudited)	(Audited)
ASSETS
CURRENT
Cash and restricted cash	3	$3,255,995	$4,816,906
Accounts receivable		200,000	-
Deferred financing costs		33,151	118,546
Work in progress		-	6,654
Tax receivable		689,203	604,912
Prepaid expenses	12	615,716	636,064
		4,794,065	6,183,082
Due from related parties	8	68,864	68,080
Equipment	6, 13	118,266	125,413
TOTAL ASSETS		$4,981,195	$6,376,575
LIABILITIES
CURRENT
Accounts payable	8	$2,265,506	$2,036,916
Accrued liabilities		25,655	41,736
Deferred grant	3	17,832	67,732
Deferred revenue		-	100,000
Provision for legal claim	19, 20	9,171,174	8,948,085
Restricted share unit liability	7	4,025,461	3,911,823
		15,505,628	15,106,292
Loans payable	6	140,347	139,039
TOTAL LIABILITIES		15,645,975	15,245,331
SHAREHOLDERS’ DEFICIENCY
Class A Subordinate Voting Shares, without par value: unlimited authorized; 8,746,491 and 7,825,571 issued and outstanding, respectively	10	112,097,010	105,477,150
Additional paid-in capital	8, 10, 11	16,944,375	15,891,737
Accumulated other comprehensive loss		(504,697)	(675,018)
Deficit		(139,201,468)	(129,562,625)
TOTAL SHAREHOLDERS’ DEFICIENCY		(10,664,780)	(8,868,756)
TOTAL LIABILITIES AND SHAREHOLDERS’ DEFICIENCY		$4,981,195	$6,376,575

The accompanying notes are an integral part of these condensed consolidated interim financial statements.

VERSES AI INC.

Unaudited Condensed Consolidated Interim Statements of Operations

For the three months ended June 30, 2025 and 2024

(Expressed in United States dollars)

	Period ended June 30,
	2025	2024
REVENUE	$300,000	$-
COST OF REVENUE	(184,061)	-
NET REVENUE	115,939	-

Operating expenses:
Selling, general and administrative expenses	(9,988,879)	(10,301,074)

OPERATING INCOME (EXPENSE)	(9,872,940)	(10,301,074)

Other income/(expense), net	234,097	(259,631)

NET LOSS	(9,638,843)	(10,560,705)

Loss Per Class A Subordinate Voting Shares - Basic and Diluted	$(1.10)	$(1.89)
Class A Subordinate Voting Shares used in computing earnings per share - Basic and Diluted	8,746,491	5,596,129

The accompanying notes are an integral part of these condensed consolidated interim financial statements.

VERSES AI INC.

Unaudited Condensed Consolidated Interim Statements of Comprehensive Loss

For the three months ended June 30, 2025 and 2024

(Expressed in United States dollars)

	Period ended June 30,
	2025	2024
Net Loss	(9,638,843)	(10,560,705)

Change in foreign currency translation	170,321	(87,509)

NET COMPREHENSIVE LOSS	$(9,468,522)	$(10,648,214)

The accompanying notes are an integral part of these condensed consolidated interim financial statements.

VERSES AI INC.

Unaudited Condensed Consolidated Interim Statements of Shareholders’ Deficiency

For the three months ended June 30, 2025 and 2024

(Expressed in United States dollars)

	Number of Class B Proportionate Voting Shares	Number of Class A Subordinate Voting Shares	Share Capital	Additional paid-in capital	Obligation to Issue Shares	Accumulated Other Comprehensive Loss	Deficit	Total Shareholders’ Deficiency
Balance, March 31, 2024	370,370	3,205,319	$62,472,187	$13,342,560	$-	$(920,958)	$(86,569,901)	$(11,676,112)
Exercise of options and warrants	-	74,143	2,056,857	(884,868)	-	-	-	1,171,989
Stock options granted	-	-	-	337,045	-	-	-	337,045
Conversion of Class B Proportionate Voting shares into Class A Subordinate Voting shares	(370,370)	2,314,815	-	-	-	-	-	-
Shares issued for services	-	1,852	49,714	-	-	-	-	49,714
Special warrants proceeds received (net)	-	-	-	181,394	6,758,974	-	-	6,940,368
Foreign exchange difference	-	-	-	-	-	(87,509)	-	(87,509)
Net loss	-	-	-	-	-	-	(10,560,705)	(10,560,705)
Balance, June 30, 2024	-	5,596,129	$64,578,758	$12,976,131	$6,758,974	$(1,008,467)	$(97,130,606)	$(13,825,210)

Balance, March 31, 2025	-	7,825,571	$105,477,150	$15,891,737	$-	$(675,018)	$(129,562,625)	$(8,868,756)
Stock options granted	-	-	-	557,003	-	-	-	557,003
Additional interest convertible debenture	-	4,254	3,668	-	-	-	-	3,668
Issuance of Units for cash (net)	-	916,666	6,616,192	495,635	-	-	-	7,111,827
Foreign exchange difference	-	-	-	-	-	170,321	-	170,321
Net loss	-	-	-	-	-	-	(9,638,843)	(9,638,843)
Balance, June 30, 2025	-	8,746,491	$112,097,010	$16,944,375	$-	$(504,697)	$(139,201,468)	$(10,664,780)

The accompanying notes are an integral part of these condensed consolidated interim financial statements.

VERSES AI INC.

Unaudited Condensed Consolidated Interim Statements of Cash Flows

For the three months ended June 30, 2025 and 2024

(Expressed in United States dollars)

For the period ended	June 30, 2025	June 30, 2024
Cash provided by (used in):
OPERATING ACTIVITIES
Net loss	$(9,638,843)	$(10,560,705)
Adjustments to reconcile net losses to net cash used in operating activities:
Depreciation	23,391	46,050
Interest due from related parties loan	(784)	(784)
Provision for legal claim	223,089	-
Provision for contract settlement	-	1,252,076
Provision for losses on related party transactions	-	161,110
Accretion expense	-	42,026
Interest expense	4,976	71,318
Issuance of shares for services	-	49,714
Restricted shares units	113,638	(115,415)
Share based payments	557,003	337,045

Changes in operating assets and liabilities:
Accounts receivable	(200,000)	100,000
Contract assets and unbilled revenue	6,654	-
Tax receivable	(84,291)	(107,208)
Prepaid expenses	20,348	(130,238)
Deferred financing costs	85,395	-
Accounts payable and accrued liabilities	212,509	1,776,762
Deferred revenue	(100,000)	-
Net cash used in operating activities	(8,776,915)	(7,078,249)
INVESTING ACTIVITIES
Due from related parties	-	(161,110)
Investment in equipment	(16,244)	(24,333)
Net cash used in investing activities	(16,244)	(185,443)
FINANCING ACTIVITIES
Deferred grant	(49,900)	-
Repayments of loans	-	(2,001,938)
Proceeds from issuance of special warrants	-	7,306,000
Special warrant issuance costs	-	(284,509)
Proceeds from issuance of equity instruments	-	1,171,989
Proceeds from issuance of Units	7,929,900	-
Private placement issuance costs	(818,073)	-
Proceeds from issuance of convertible debentures	-	10,000,000
Net cash provided by financing activities	7,061,927	16,191,542
Foreign exchange effect on cash	170,321	(21,751)
Net change in cash during the period	(1,560,911)	8,906,099
Cash, beginning of the period	4,816,906	892,727
Cash, end of the period	$3,255,995	$9,798,826

Supplemental cash flow information (Note 16).

The accompanying notes are an integral part of these condensed consolidated interim financial statements.

1.	NATURE OF BUSINESS AND GOING CONCERN

Chromos Capital Corp. was incorporated under the Business Corporations Act (British Columbia) on November 19, 2020. On June 17, 2021, Chromos Capital Corp. changed its name to Verses Technologies Inc. On March 31, 2023, Verses Technologies Inc. changed its name to Verses AI Inc. (“VAI”, “VERSES” or the “Company”).

VERSES is a cognitive computing company specializing in next generation intelligence software systems. We are primarily focused on developing an intelligence-as-a-service smart software platform, called Genius. Our ambition is to become a driving force in the transition from the information age to the intelligence age.

The Company launched a private beta program of Genius in early 2024 with a few select users with whom we had existing business relationships and launched a public beta program for a broader number of developers in the second half of 2024. This public beta program included enhanced functionalities and was intended to help us increase our potential customer base, while refining our product offerings in anticipation of the 1.0 launch of Genius.

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

For the three month period ending June 30, 2025, the Company incurred a net loss of $9,638,843 (June 30, 2024 - $10,560,705) which was primarily funded by the issuance of Units. As of June 30, 2025, the Company has an accumulated deficit of $139,201,468 (March 31, 2025 - $129,562,625). The Company’s ability to continue its operations and to realize its assets at their carrying values is dependent upon obtaining additional financing and generating revenues sufficient to cover its operating costs and working capital deficit.

The ability of the Company to raise additional capital sufficient to continue operations are conditional, in part, on the progress of its technology development and continued investor support. The material uncertainty of these items and conditions raise substantial doubt about the Company’s ability to continue as a going concern. These consolidated financial statements do not give effect to any adjustments, which would be necessary should the Company be unable to raise additional capital to continue as a going concern. In such circumstances, the Company would be required to realize its assets and discharge its liabilities outside of the normal course of business, and the amounts realized could differ materially from those reflected in these consolidated financial statements.

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

a)	Basis of presentation

The condensed consolidated interim financial statements include the accounts of VERSES AI Inc. and its wholly owned subsidiaries (“Subsidiaries”) (collectively “VERSES” or the “Company”) have been prepared in accordance with U.S generally accepted accounting principles (“GAAP”) as defined by the Financial Accounting Standards Board (FASB).

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

Details of the Company’s Subsidiaries at June 30, 2025 and March 31, 2025 are as follows:

Name	Place of Incorporation	June 30, 2025 Interest	March 31, 2025 Interest
Verses Technologies USA, Inc. (formerly Verses Labs Inc.) (“VTU”)	Wyoming, USA	100%	100%
Verses Operations Canada Inc. (“VOC”)	British Columbia, CA	100%	100%
Verses Logistics Inc. (“VLOG”)	Wyoming, USA	100%	100%
Verses Realities Inc. (“VRI”)	Wyoming, USA	100%	100%
Verses Inc. (“VINC”)	Wyoming, USA	100%	100%
Verses Health Inc. (“VHE”)	Wyoming, USA	100%	100%
Verses Global BV (“VBV”)	Netherlands	100%	100%
Verses Solutions Inc (“VSI”)	Wyoming, USA	100%	100%

c)	Significant accounting estimates and judgments

The preparation of these condensed consolidated interim financial statements requires management to make certain estimates, judgments and assumptions that affect the reported amounts of assets and liabilities at the date of the consolidated financial statements and reported amounts of expenses during the reporting period. These consolidated financial statements include estimates that, by their nature, are uncertain. The impacts of such estimates are pervasive throughout the consolidated financial statements, and may require accounting adjustments based on future occurrences. Revisions to accounting estimates are recognized in the period in which the estimate is revised and future periods if the revision affects both current and future periods. These estimates are based on historical experience, current and future economic conditions, and other factors, including expectations of future events that are believed to be reasonable under the circumstances. Actual outcomes could differ from these estimates.

The significant judgements made by management in the Company’s accounting policies and key sources of estimation uncertainty were the same as those applied in the annual audited consolidated financial statements for the year ended March 31, 2025.

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

Of the expenses incurred, $30,250 (March 31, 2025 - $17,944) are included in accounts payable, with $17,832 (March 31, 2025 - $67,732) remaining in restricted cash. Grant income of $64,189 (June 30, 2024 - $Nil) was recognized for the period ended June 30, 2025.

	June 30, 2025	March 31, 2025
Balance, beginning of the year	$67,732	$-
Grant received	-	226,877
Expenses on the project	(53,809)	(156,885)
Exchange difference	3,909	(2,260)
Balance, end of the period	$17,832	$67,732

4.	REVENUE

The Company recognized revenues from contracts with customers in accordance with the following timing under ASC 606 Revenue from Contracts with Customers.

	Three months ended June 30,
	2025	2024
Recognized at a point in time (1)	$300,000	$-
Recognized over the duration of contracts (2)	-	-
Total	$300,000	$-

(1)	Includes revenues from completed Proof of Concept contracts (“POCs”) and software implementation services.
(2)	Includes revenue from Software as a Service (“SaaS”).

On August 14, 2024, the Company announced the existing SaaS contract with its customer was terminated by both parties. As a result, the Company has recorded a provision for the contract settlement for $1,252,076.

5.	COST OF REVENUE

The Company’s cost of revenue is summarized as follows:

	Three months ended
	June 30,
	2025	2024
Cost of Revenue from POCs and software implementation	$184,061	$-
Cost of Revenue from SaaS	-	-
	$184,061	$-

6.	LOANS PAYABLE

Loan activity consisted of the following:

For the period ended	June 30, 2025	March 31, 2025
Balance, beginning of the year	$139,039	$140,904
Repayment	-	(7,106)
Interest expense	1,308	5,241
Balance, end of the period	$140,347	$139,039

On June 5, 2020, the Company received a $142,400 loan from the U.S. Small Business Administration. The loan is secured by all tangible and intangible personal property of VTU, and bears interest of 3.75% per annum and requires monthly payments of $646 starting in June 2021 with a maturity of 30 years.

7.	SHARE BASED PAYMENTS

a)	Stock Options

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

Options to purchase Subordinate Voting Shares have been granted to directors, employees, and consultants as follows:

Expiry date	Average Remaining Contractual Life in Years	Exercise Price (CAD$)	Exercise Price (USD$ equivalent) (1)	Outstanding
June 16, 2027	1.96	21.60	15.83	103,703
September 16, 2027	2.21	27.00	19.79	19,072
April 28, 2028	2.83	44.55	32.66	3,703
December 15, 2028	3.46	32.85	24.08	345,204
December 23, 2028	3.48	30.51	22.36	136,290
April 15, 2029	3.79	30.78	22.56	8,794
July 3, 2029	4.01	29.01	21.26	142,808
May 26, 2030	4.91	12.57	9.21	33,334
	3.40	29.32	21.49	792,908

(1)	Converted at balance sheet rate.

A summary of the Company’s stock options as of June 30, 2025, and changes for previous financial year end is as follows:

	Number of stock options	Weighted Average Exercise Price (CAD$)	Weighted Average Exercise Price (USD$ equivalent) (1)
Outstanding, March 31, 2024	542,334	$32.09	$23.53
Granted	364,099	27.39	20.08
Exercised	(51,235)	23.22	17.02
Cancelled	(84,314)	35.37	25.93
Outstanding, March 31, 2025	770,884	30.10	22.07
Granted	33,334	12.57	9.21
Cancelled	(11,310)	33.89	24.84
Outstanding, June 30, 2025	792,908	29.32	21.49
Exercisable, June 30, 2025	579,760	$28.92	$21.20

(1)	Converted at balance sheet rate.

During the period ended June 30, 2025:

-	11,310 stock options at an average exercise price of CAD$33.89 ($24.84 at balance sheet rate) belonging to inactive employees were cancelled according to the Plan. The original fair value of these stock options of $123,057 was reclassified from additional paid-in capital to share based payments upon cancellation.

On May 26, 2025, the Company granted 16,667 stock options to consultant “E” and 16,667 stock options to consultant “F” with an exercise price of CAD$12.57 ($9.21 at balance sheet rate), expiring in 5 years, and vesting on the grant date. The stock options were fair valued at $258,056 using the Black-Scholes option pricing model with the following assumptions:

	CAD$	$
Share price at grant date	$12.57	$9.21
Risk-free interest rate	2.92%	2.92%
Expected life	5 years	5 years
Expected volatility	123.9%	123.9%
Expected forfeitures	0%	0%
Expected dividends	Nil	Nil
Grant date fair value per option	$10.63	$7.74

On December 23, 2024, the Company granted 49,444 stock options to employees and independent contractors of the Company with an exercise price of CAD$30.51($22.36 at balance sheet rate), expiring in 5 years, with 25% vesting on the date that is one (1) year from the vesting start date and 6.25% every subsequent quarter.

For the period ended June 30, 2025, the Company recognized $66,680 as share-based payment for stock options granted in December 2024 using the graded vesting method over the vesting period.

On December 23, 2024, the Company granted 86,852 stock options to consultants of the Company with an exercise price of CAD$30.51 ($22.36 at balance sheet rate), expiring in 5 years, where 33.33% of the stock options vested on the grant date and 33.33% will vest every 6 months after the grant date.

Consultant	Granted December 2024
B	46,296
E	23,889
F	3,704
I	5,555
P	3,704
Q	3,704
Total	86,852

For the period ended June 30, 2025, the Company recognized $218,531 as share-based payment for stock options granted in December 2024 using the graded vesting method over the vesting period.

On July 3, 2024, the Company granted 85,682 stock options to employees and independent contractors of the Company with a weighted average exercise price of CAD$29.10 ($21.33 at balance sheet rate), expiring in 5 years, with 25% vesting on the date that is one (1) year from the vesting start date and 6.25% every subsequent quarter.

For the period ended June 30, 2025, the Company recognized $79,337 as share-based payment for stock options granted in July 2024 using the graded vesting method over the vesting period.

On April 15, 2024, the Company granted 4,260 stock options to employees and independent contractors of the Company with a weighted average exercise price of CAD$33.86 ($24.82 at balance sheet rate), expiring in 5 years, with 25% vesting on the date that is one (1) year from the vesting start date and 6.25% every subsequent quarter.

For the period ended June 30, 2025, the Company recognized $3,522 as share-based payment for stock options granted in April 2024 using the graded vesting method over the vesting period.

On April 15, 2024, the Company granted 7,407 stock options to consultant “L” and 20 stock options to other consultants with an average exercise price of CAD$30.80 ($22.58 at balance sheet rate) and expiration in 5 years. Of these, 1,859 vested on the grant date, 555 on May 1, 2024, and 555 at the beginning of every calendar month thereafter. The remaining 21 stock options will vest 33.33% every 6 months after the grant date.

For the period ended June 30, 2025, the Company recognized $522 as share-based payment for stock options granted in April 2024 using the graded vesting method over the vesting period.

On December 15, 2023, the Company granted 347,952 stock options to employees and independent contractors of the Company with an exercise price of CAD$36.45 ($26.72 at balance sheet rate), expiring in 5 years, where 173,186 stock options are vested on the grant date, based on previous commitments, and 6.25% every subsequent quarter.

For the period ended June 30, 2025, the Company recognized $53,412 as share-based payment for stock options granted in December 2023 using the graded vesting method over the vesting period.

The table below consolidates the position of the stock options granted related to consultants of the Company:

Consultant	Total granted amount	Exercised - Inception to date	Outstanding March 31, 2025	Granted Q1-2026	Cancelled Q1 2026	Outstanding June 30, 2025	% of the total
A	64,815	(55,556)	9,259	-	-	9,259	3.7%
B	64,814	(9,259)	55,555	-	-	55,555	22.0%
C	55,555	(44,444)	11,111	-	-	11,111	4.4%
D	44,444	-	44,444	-	-	44,444	17.6%
E	23,889	-	23,889	16,667	-	40,556	16.1%
F	3,704	-	3,704	16,667	-	20,371	8.1%
G	14,815	(14,815)	-	-	-	-	0.0%
H	14,815	-	14,815	-	-	14,815	5.9%
I	12,963	-	12,963	-	-	12,963	5.1%
J	12,963	(10,556)	2,407	-	-	2,407	1.0%
K	9,259	(9,259)	-	-	-	-	0.0%
L	7,407	-	7,407	-	-	7,407	2.9%
M	6,481	-	6,481	-	-	6,481	2.6%
N	6,481	-	6,481	-	-	6,481	2.6%
O	4,457	-	4,457	-	-	4,457	1.8%
P	3,704	-	3,704	-	-	3,704	1.5%
Q	3,704	-	3,704	-	-	3,704	1.5%
Others	10,577	(1,235)	9,342	-	(617)	8,725	3.5%
Total	364,847	(145,124)	219,723	33,334	(617)	252,440	100.0%

b)	Restricted Shares Units

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

On May 26, 2025, the Company granted 33,333 RSUs to consultant “B”, expiring in 5 years, and vesting on July 1, 2025. The RSUs granted on May 26, 2025 were fair valued based on the market price of one Subordinate Voting Share on the balance sheet date. The Company recognized $344,431 as share-based payment for the current period.

The table below consolidates the position of the RSUs granted related to consultants of the Company:

Consultant	Total granted amount	Converted - Inception to date	Outstanding March 31, 2025	Granted Q1-2026	Outstanding June 30, 2025	% of the total
A	7,407	(2,469)	4,938	-	4,938	2.0%
B	46,296	(9,259)	37,037	33,333	70,370	29.1%
E	111,111	(37,037)	74,074	-	74,074	30.6%
F	111,111	(37,037)	74,074	-	74,074	30.6%
L	1,852	-	1,852	-	1,852	0.8%
Others	20,371	(3,704)	16,667	-	16,667	6.9%
Total	298,148	(89,506)	208,642	33,333	241,975	100.0%

At June 30, 2025, the balance of 685,373 RSUs granted in the previous years, were revalued based on the market price of one Subordinate Voting Share on the revaluation date, and the Company derecognized $230,793 as share-based payment for RSUs in the period.

A summary of the Company’s restricted shares units as at June 30, 2025, and changes for the years then ended is as follows:

Number of RSUs
Balance, March 31, 2024	24,075
Issued, April 15, 2024	1,852
Issued, June 20, 2024	37,037
Issued, July 3, 2024	359,817
Issued, September 13, 2024	74,074
Issued, December 23, 2024	296,296
Cancelled	(5,926)
Converted	(101,852)
Balance, March 31, 2025	685,373
Issued, May 26, 2025	33,333
Balance, June 30, 2025	718,706
Exercisable, June 30, 2025	20,097

A reconciliation of share based payments is as follows:

Share based payments	Stock Options	RSUs	Total
Previous years graded vesting	262,749	-	262,749
Previous years RSUs revaluation	-	(152,310)	(152,310)
New grants Q1 2025	74,296	36,895	111,191
Balance, June 30, 2024	$337,045	$(115,415)	$221,630

Previous years graded vesting	422,004	-	422,004
Previous years RSUs revaluation	-	(230,793)	(230,793)
New grants Q1 2026	258,056	344,431	602,487
Cancelled options / RSUs	(123,057)	-	(123,057)
Balance, June 30, 2025	$557,003	$113,638	$670,641

As of June 30, 2025, the fair value of RSUs was $4,025,461 (March 31, 2025 - $3,911,823).

8.	RELATED PARTY TRANSACTIONS AND BALANCES

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

During the periods ended June 30, 2025 and 2024, related party transactions were as follows:

	Period ended
	June 30,
	2025	2024
Management fees	$60,000	$25,000
Management salaries and benefits included in personnel expenses	437,767	305,751
Share-based payments	(35,525)	(101,304)
	$462,241	$229,447

Included in accounts payable at June 30, 2025, were amounts totaling $20,000 due to Michael Blum, the Chairman (March 31, 2025 – $20,000), $nil due to James Hendrickson, the Chief Operating Officer (March 31, 2025 - $83,500), and $nil due to Kevin Wilson, the Chief Accounting Officer (March 31, 2025 - $2,299).

Included in due from related parties is an unsecured loan made on April 28, 2023 of $68,864 (March 31, 2025 - $68,080) to Michael Wadden, the Chief Commercial Officer of the Company. The loan has an annual interest rate of 5% and requires principal and interest to be paid in full by May 1, 2033. No repayments were made in the period ended June 30, 2025.

On December 23, 2024, the Company granted 7,407 stock options to James Hendrickson, the Chief Operating Officer, with an exercise price of CAD$30.51 ($22.36 at balance sheet rate), expiring in 5 years, where 25% will vest within one year of the grant date, and 6.25% every subsequent quarter.

For the period ended June 30, 2025, the Company recognized $975 as share-based payment for stock options granted in December 2024 using the graded vesting method over the vesting period.

On December 23, 2024, the Company granted 7,408 RSUs to two independent directors of the Company, 3,704 to Gordon Scott Paterson and 3,704 to Jonathan de Vos. The RSUs have no exercise price and expire in 5 years. They vest 33.33% within one year of the grant date and 33.33% yearly thereafter. The Company revalued the RSUs based on the market price of one Subordinate Voting Share on the revaluation date. The Company derecognized $3,584 as share-based payment for RSUs in the period ended June 30, 2025.

On September 13, 2024, the Company granted 74,074 RSUs to Michael Blum, the Chairman, with no exercise price, expiry date of 10 years from the grant date, vesting 24,691 within one year of the grant date and 8.33% every three months afterwards. For the period ended June 30, 2025, the Company revalued the RSUs based on the market price of one Subordinate Voting Share on the revaluation date. The Company derecognized $18,617 as share-based payment for RSUs in the period.

On July 3, 2024, the Company granted 3,704 stock options to James Hendrickson, the Chief Operating Officer and 1,852 to Kevin Wilson, its Chief Financial Officer. The options have an exercise price of CAD$28.89 ($21.18 at balance sheet rate) and expire in 5 years. 25% of the options will vest within one year of the grant date and 6.25% every subsequent quarter.

For the period ended June 30, 2025, the Company recognized $6,367 as share-based payment for stock options granted in July 2024 using the graded vesting method over the vesting period.

On July 3, 2024, the Company granted 1,852 RSUs to Kevin Wilson, its Chief Financial Officer and 16,665 to the three independent directors of the Company, 5,555 to Gordon Scott Paterson, 5,555 to Jonathan de Vos, and 5,555 to Jay Samit. The RSUs have no exercise price and expire in 10 years. They vest 33.33% within one year of the grant date and 33.33% yearly thereafter. The Company revalued the RSUs based on the market price of one Subordinate Voting Share on the revaluation date. The Company derecognized $11,617 as share-based payment for RSUs in the period ended June 30, 2025.

On December 23, 2023, the Company granted 16,278 stock options to Kevin Wilson, its Chief Financial Officer and 1,852 stock options to James Hendrickson, its Chief Operating Officer with an exercise price of CAD$36.45 ($22.57 at balance sheet rate), expiring in 5 years, where 16,278 vested on the grant date and 1,852 will vest 25% within one year of the grant date, and 6.25% every subsequent quarter.

For the period ended June 30, 2025, the Company recognized $9,989 as share-based payment for stock options granted in December 2023 using the graded vesting method over the vesting period.

On June 30, 2025, the remaining 6,172 RSUs granted to Gordon Scott Paterson, a director of the Company, in the year ended March 31, 2023, were valued based on the market price of one Subordinate Voting Share on the revaluation date, of which $26,206 is derecognized in the period ended June 30, 2025.

9. COMMITMENTS

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

As of June 30, 2025, no amounts are payable under the royalty agreement.

The Company may grant stock options (“Options”), deferred share units (“DSU”), or restricted stock units (“RSU”) to qualifying consultants and employees based on their respective contracts, to be determined at the grant date based on the market price of the Company’s shares. As of June 30, 2025, the outstanding commitment balance is nil (March 31, 2025 – nil) to be granted as options, RSUs or DSUs.

The Company has entered into severance agreements with Gabriel Rene (Chief Executive Officer and Director), Dan Mapes (President Emeritus and Global Ambassador and Director), James Christodoulou (Chief Financial Officer), Kevin Wilson (Chief Accounting Officer), Donald Moody (General Counsel and Chief Legal Officer), Capm Petersen (Chief Innovation Officer), Steven Swanson (Chief Experience Officer), and Michael Wadden (Chief Commercial Officer). In the case of involuntary termination or a change in control, the executives are entitled to a monetary payment of base salary, continuation of medical and dental insurance, and immediate, accelerated vesting of all stock options, equity, and related compensation.

10. SHARE CAPITAL

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

On May 30, 2024, all Class B Proportionate Voting Shares were converted Subordinate Voting Shares.

b)	Issued

On May 9, 2025, in connection with the conversion of the convertible debentures, the Company issued 4,253 Subordinate Voting Shares as an interest reminder.

On April 28, 2025, the Company closed an offering by way of prospectus supplement (the “Offering”). Pursuant to the Offering, the Company raised gross proceeds of $7,929,900 (CAD$11,000,000) by issuing 916,666 Units of the Company (the “Units”) at a price of US$8.64 (CAD$12.00) per Unit.

Each Unit is comprised of one Class A Subordinate Voting Share of the Company (a “Share”) and one-half of one Share purchase warrant (each whole Share purchase warrant, a “Warrant”). Each Warrant entitles the holder to purchase one Share of the Company (a “Warrant Share”) at an exercise price of CAD$15.00 ($11.00 at balance sheet rate) per Warrant Share at any time until the date that is 36-month from the date of issuance, subject to adjustment in certain events.

The Offering was completed pursuant to an agency agreement dated April 23, 2025 between the Company, A.G.P. Canada Investments ULC, Clear Street LLC and A.G.P./Alliance Global Partners.

In connection with the Offering, the Company agreed to pay the agents up to a cash commission equal to $575,655, incurred in legal fees of $242,418, and agreed to issue 70,334 compensation warrants (the “Compensation Warrants”) valued at $495,635 (Note 11). Each Compensation Warrant is exercisable into a Share at an exercise price of CAD$12.00 ($8.80 at balance sheet rate) per Share until the date that is 36 months after the date of issuance. The cash commission and the number of Compensation Warrants was reduced from 7% to 2.0% in respect to the portion of aggregate gross proceeds of the Offering attributable to subscribers identified by the Company.

The Offering was completed in Canada pursuant to a prospectus supplement dated April 25, 2025 (the “Supplement”) to the Company’s base shelf prospectus receipted on September 26, 2024 (the “Base Shelf Prospectus”).

11. WARRANTS

On May 9, 2025, in connection with the Prospectus Supplement offering closed, the Company issued 458,333 warrants and 70,334 Compensation Warrants (Note 10).

The total fair value of the compensation warrants was $495,635, estimated using the Black-Scholes option pricing model with the following weighted average assumptions:

	CAD$	$
Share price at grant date	$13.20	$9.52
Risk-free interest rate	2.61%	2.61%
Expected life	3 years	3 years
Expected volatility	123.9%	123.9%
Expected dividends	Nil	Nil
Grant date fair value per warrant	$9.78	$7.05

Warrants outstanding as at June 30, 2025 are summarized below:

	Number of warrants	Weighted Average Exercise Price (CAD$)	Exercise Price (USD$ equivalent) (1)
Balance, March 31, 2024	878,061	$41.10	$30.13
Issued	1,340,158	40.16	29.44
Exercised	(122,993)	24.09	17.66
Expired	(2)	21.60	15.83
Balance, March 31, 2025	2,095,224	$41.50	$30.42
Issued	528,667	14.60	10.70
Expired	(2,477)	32.40	23.75
Balance, June 30, 2025	2,621,414	$36.08	$26.45

(1)	Converted at balance sheet rate.

As of June 30, 2025, the Company’s outstanding share purchase warrants expire as follows:

Expiry date	Weighted Average Remaining Contractual Life in Years	Exercise Price (CAD$)	Exercise Price (USD$ equivalent) (1)	Outstanding
July 10, 2025	0.03	32.40	23.75	98
August 15, 2025	0.13	32.40	23.75	8,279
August 15, 2025	0.13	21.60	15.83	42,663
August 15, 2025(2)	0.13	27.00	19.79	360,098
August 25, 2025	0.15	32.40	23.75	184
April 15, 2026	0.79	10.80	7.92	46,296
April 17, 2026	0.80	27.00	19.79	3,348
April 29, 2026	0.83	27.00	19.79	6,618
May 16, 2026	0.88	27.00	19.79	1,702
July 6, 2026	1.02	55.35	40.57	29,227
July 6, 2026(3)	1.02	68.85	50.47	294,694
August 17, 2026	1.13	40.50	29.69	126,853
August 30, 2026	1.17	40.50	29.69	43,062
September 17, 2026	1.22	40.50	29.69	12,494
December 22, 2026	1.48	32.40	23.75	809
January 8, 2027	1.53	40.50	29.69	28
June 20, 2027	1.97	40.50	29.69	255,185
September 26, 2027	2.24	21.60	15.83	10,562
September 26, 2027	2.24	32.40	23.75	114,354
November 8, 2027	2.36	13.50	9.90	14,444
November 8, 2027	2.36	18.90	13.85	85,699
November 15, 2027	2.38	13.50	9.90	2,229
November 15, 2027	2.38	18.90	13.85	15,290
December 9, 2027	2.44	13.50	9.90	3,707
December 9, 2027	2.44	18.90	13.85	28,519
January 9, 2028	2.53	52.92	38.79	235,906
January 9, 2028	2.53	42.39	31.07	26,420
February 25, 2028	2.66	52.92	38.79	257,312
March 9, 2028	2.69	18.90	13.85	66,667
April 28, 2028	2.83	15.00	11.00	458,333
April 28, 2028	2.83	12.00	8.80	70,334
	1.83	$36.08	26.45	2,621,414

Notes:

(1)	Converted at balance sheet rate.
(2)	Warrants expiring August 15, 2025:
Pre-Consolidation exercise terms: 1 warrant + CAD$1.00 ($0.7330 at balance sheet rate) = 1 Class A Subordinate Voting share.
Post-Consolidation Exercise Terms: 27 Warrants + CAD$27.00 ($19.79 at balance sheet rate) = 1 New Class A Subordinate Voting share.
For presentation purposes, the Company divided the total outstanding warrants by 27 to reflect 1 warrant + CAD$27.00 ($19.79 at balance sheet rate) = 1 New Class A Subordinate Voting share.
(3)	Warrants expiring July 6, 2026
Pre-Consolidation Exercise Terms: 1 Warrant + CAD$2.55 ($1.87 at balance sheet rate) = 1 Class A Subordinate Voting share.
Post-Consolidation Exercise Terms: 27 Warrants + CAD$68.85 ($50.47 at balance sheet rate) = 1 New Class A Subordinate Voting share.
For presentation purposes, the Company divided the total outstanding warrants by 27 to reflect 1 warrant + CAD$68.85 ($50.47 at balance sheet rate) = 1 New Class A Subordinate Voting share.

12. PREPAID EXPENSES

Prepaid expenses consisted of the following:

	June 30, 2025	March 31, 2025
Deposit	$13,665	$10,000
Retainer	289,307	251,983
Prepaid insurance	13,763	106,084
Subscriptions	298,981	267,997
Balance, end of the period	$615,716	$636,064

13.	EQUIPMENT

Cost	Equipment
Balance, March 31, 2025	$580,751
Additions	16,244
Balance, June 30, 2025	$596,995

Accumulated depreciation	Equipment
Balance, March 31, 2025	$455,338
Additions	23,391
Balance, June 30, 2025	$478,729

Net book value, March 31, 2025	$125,413
Net book value, June 30, 2025	$118,266

14.	FINANCIAL INSTRUMENTS

As of June 30, 2025, the Company’s financial instruments consist of cash and restricted cash, accounts receivable, accounts payable and accrued liabilities, restricted share unit liability, provision for legal claim, convertible debenture, and loans payable.

In accordance with ASC 820, Fair Value Measurement, the Company categorizes financial assets and liabilities measured at fair value into a three-level hierarchy based on the inputs used in the valuation techniques. The hierarchy gives the highest priority to quoted prices in active markets (Level 1) and the lowest priority to unobservable inputs (Level 3).

The levels of the fair value hierarchy are defined as follows:

●	Level 1 – Quoted prices (unadjusted) in active markets for identical assets or liabilities that the Company can access at the measurement date.

●	Level 2 – Inputs other than quoted prices included within Level 1 that are observable for the asset or liability, either directly or indirectly, such as quoted prices for similar assets or liabilities in active or inactive markets.

●	Level 3 – Unobservable inputs for the asset or liability, which are used to measure fair value to the extent that observable inputs are not available, and which are significant to the overall fair value measurement.

As of June 30, 2025	Level 1 ($)	Level 2 ($)	Level 3 ($)	Total ($)
Assets:
Cash and restricted cash	3,255,995	-	-	3,255,995
Due from related parties	68,864	-	-	68,864
Liabilities:
Accounts payable	2,265,506	-	-	2,265,506
Accrued liabilities	25,655	-	-	25,655
Provision for legal claim	9,171,174	-	-	9,171,174
Restricted share unit liability	-	4,025,461	-	4,025,461
Loans payable	140,347	-	-	140,347

As of March 31, 2025	Level 1	Level 2	Level 3	Total
Assets:
Cash and restricted cash	4,816,906	-	-	4,816,906
Due from related parties	68,080	-	-	68,080
Liabilities:
Accounts payable	2,036,916	-	-	2,036,916
Accrued liabilities	41,736	-	-	41,736
Provision for legal claim	8,948,085	-	-	8,948,085
Restricted share unit liability	-	3,911,823	-	3,911,823
Loans payable	139,039	-	-	139,039

Credit risk

Credit risk is the risk of loss associated with a counterparty’s inability to fulfill its payment obligations. The financial instrument that potentially subjects the Company to concentrations of credit risk consists principally of cash, accounts receivable, and due from related parties. To minimize the credit risk, the Company places its cash with large financial institutions.

Amounts due from related parties of $68,864 as of June 30, 2025 (March 31, 2025 - $68,080) represent receivables from an unsecured loan to a key member of the management team. The loan has an annual interest rate of 5% and requires principal and interest to be paid in full by May 1, 2033 (Note 8).

As of June 30, 2025, management assessed that there is no need to provide a credit loss allowance.

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

Contractual cash flow requirements as of June 30, 2025, were as follows:

	<1 year $	1-2 years $	2-5 years $	>5 years $	Total $
Accounts payable	2,265,506	-	-	-	2,265,506
Accrued liabilities	25,655	-	-	-	25,655
Loans payable	7,752	7,752	23,256	101,587	140,347
Total	2,298,913	7,752	23,256	101,587	2,431,508

As of June 30, 2025, the Company had a working capital deficit of $10,711,563 (March 31, 2025 - $8,923,210).

Foreign exchange risk

Foreign exchange risk is the risk that the fair value or future cash flows will fluctuate due to changes in foreign exchange rates. The Company has financial assets denominated in Euros and Canadian dollars and is therefore exposed to exchange rate fluctuations. As of June 30, 2025, the Company had the equivalent of $1,804,038 (March 31, 2025 - $223,534) net financial liabilities denominated in Canadian dollars and $71,240 (March 31, 2025 - $104,416) in net financial assets denominated in Euros.

The foreign exchange risk exposure of the Company financial instruments as at June 30, 2025 is as below:

			+/- 10% fluctuation
	Currency		Increase/(decrease)
Financial Instrument Type	CAD$	$	$ impact
Cash	3,645,358	2,672,048	267,205	(267,205)
Tax receivable	941,574	690,174	69,017	(69,017)
Prepaid expenses	275,024	201,593	20,159	(20,159)
Accounts payable	(1,796,365)	(1,316,736)	(131,674)	131,674
Accrued liabilities	(35,000)	(25,655)	(2,566)	2,566
Restricted share unit liability	(5,491,937)	(4,025,461)	(402,546)	402,546
	(2,461,346)	(1,804,038)	(180,405)	180,405

			+/- 10% fluctuation
	Currency		Increase/(decrease)
Financial Instrument Type	EURO	$	$ impact
Restricted cash	87,045	102,461	10,246	(10,246)
Tax receivable	(825)	(971)	(97)	97
Accounts payable	(25,699)	(30,250)	(3,025)	3,025
Deferred Grant	(15,149)	(17,832)	(1,783)	1,783
	45,373	71,240	5,341	(5,341)

Interest rate risk

Interest rate risk is the risk that the fair value or future cash flows of a financial instrument will fluctuate due to changes in market interest rates. The interest earned on cash balances approximate fair value rates, and the Company is not subject to significant risk due to fluctuating interest rates. As of June 30, 2025, the Company does not hold any liabilities that are subject to fluctuations in market interest rates.

Price risk

Price risk is the risk that the fair value or future cash flows of a financial instrument will fluctuate due to changes in market prices, other than those arising from interest rate risk or currency risk. The Company is not exposed to other price risk.

15.	MANAGEMENT OF CAPITAL

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

16.	SUPPLEMENTAL CASH FLOW INFORMATION

The supplemental cash paid and received by the Company as of June 30, 2025 is as below:

	For three months ended
	June 30,
	2025	2024
Cash paid for interest	$1,308	$1,319
Cash received for interest	$47,444	$14,823

17.	SEGMENT REPORTING

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

18.	OTHER INCOME

Other income consisted of the following:

	June 30, 2025	June 30, 2024
Accretion expense	$-	$(42,026)
Grant Income	64,189	-
Interest earned	47,444	14,823
Interest expense	(4,976)	(71,318)
Legal claim expense	(223,089)	-
Provision for losses on related party transactions	-	(161,110)
R&D tax credits	350,529	-
	$234,097	$(259,631)

19.	PROVISION FOR LEGAL CLAIM

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

On January 24, 2025, Mr. Thompson filed a Petition to Confirm the Arbitration Award with the Los Angeles Superior Court. This is a necessary “first step” that must be undertaken before an arbitration award can be converted into an enforceable judgment. A hearing on the Petition was set for April 29, 2025. On May 8, 2025, the Petition was confirmed for the amounts listed below, including interest from the date of the Arbitration Award.

A reconciliation of the legal claim provision is provided in the table below:

	June 30, 2025	March 31, 2025
Beginning of the year	8,948,085	9,921,298
Payments in the year	-	(1,791,000)
Interest	223,089	817,787
Balance, end of the period	9,171,174	8,948,085

20.	SUBSEQUENT EVENTS

On July 3, 2025, 92,944 RSUs were converted into Class A Subordinate Voting Shares.

On July 11, 2025, the Company announced that the Company has closed its public offering of units (the “Offering”). Pursuant to the Offering, the Company raised gross proceeds of approximately CAD$9,573,758 (US$7,000,331) by issuing 1,007,764 units of the Company (the “Units”) at a price of CAD$9.50 (US$6.946) per Unit.

Each Unit is comprised of one Class A Subordinate Voting Share of the Company (a “Share”) and one-half of one Share purchase warrant (each whole Share purchase warrant, a “Warrant”). Each Warrant entitles the holder to purchase one Share of the Company (a “Warrant Share”) at an exercise price of CAD$11.50 (US$8.409) per Warrant Share at any time until the date that is 36-month from the date of issuance, subject to adjustment in certain events.

The Offering was completed pursuant to an agency agreement dated July 9, 2025 between the Company, A.G.P. Canada Investments ULC and A.G.P./Alliance Global Partners. Each of A.G.P. Canada Investments ULC and A.G.P./Alliance Global Partners acted as co-lead agents, on behalf of a syndicate of agents including Imperial Capital, LLC and Haywood Securities Inc.

In connection with the Offering, the Company agreed to pay the agents up to a cash commission equal to the greater of CAD$400,000 and 7% of the gross proceeds of the Offering, and further agreed to issue to the agents up to such number of compensation warrants as is equal to an aggregate of 3.5% of the number of Units sold pursuant to the Offering (the “Compensation Warrants”). Each Compensation Warrant is exercisable into a Share at an exercise price of CAD$11.50 (US$8.409) per Share until the date that is 36 months after the date of issuance. The cash commission and the number of Compensation Warrants was reduced to 2.0% in respect to the portion of aggregate gross proceeds of the Offering attributable to subscribers identified by the Company. In addition, the Company paid a cash fee of US$250,000 and issued 75,000 corporate finance fee warrants to TriView Capital Ltd., a financial advisor of the Company, with such corporate finance fee warrants having identical terms to the Compensation Warrants.

On July 24, 2025, the Company granted 250,000 option shares to consultant “B” at an exercise price of CAD$8.66 ($6.35 at balance sheet rate), vesting on the grant date.

On July 28, 2025, 40,742 RSUs were converted into Class A Subordinate Voting Shares, providing the Company with CAD$1,082,500 ($793,750 at balance sheet rate) in proceeds from the exercise.

On July 29, 2025, 125,000 options shares granted to consultant “B” on July 24, 2025 were exercised.

On August 11, 2025, David Thomson (“Complainant”) made a motion with the Court seeking from VTU, Cyberlab and two directors/officers of the Company, an aggregate of $495,543 for attorney’s fees and related costs incurred by the Complainant after the May 17, 2024, final arbitration award. This motion is based on the Court’s judgment on May 28, 2025, which gave the Court discretion to award the Complainant attorney’s fees and expenses incurred by the Complainant after May 17, 2024. A hearing date has been set for April 21, 2026. The Company is currently evaluating this motion and intends to respond to it in due course.

On August 13, 2025, 125,000 options shares granted to consultant “B” on July 24, 2025 were exercised, providing the Company with CAD$1,082,500 ($793,750 at balance sheet rate) in proceeds from the exercise.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

You should read the following discussion and analysis of our financial condition and results of operations together with our financial statements and the related notes appearing elsewhere in this Quarterly Report on Form 10-Q. In addition to historical information, this discussion and analysis contains forward-looking statements that involve risks, uncertainties and assumptions. Our actual results may differ materially from those discussed below. Factors that could cause or contribute to such differences include, but are not limited to, those identified below, and those discussed in the section titled “Risk Factors” included in our Annual Report on Form 10-K for the fiscal year ended March 31, 2025 as may be amended, supplemented or superseded from time to time by other reports we file with the SEC. Unless stated otherwise or the context otherwise requires, in this Quarterly Report on Form 10-Q, references to “CAD$” are to Canadian dollars and references to “$” are to United States dollars. On June 30, 2025, the noon buying rates in New York City for cable transfers in foreign currencies as certified for customs purposes by the Federal Reserve Bank of New York, referred to as the “Noon Buying Rate”, for the conversion of Canadian dollars into United States dollars was CAD$1.00 equals $0.7330.

Unless the context otherwise requires, references to “we”, “our”, “us”, the “Company” or “VERSES” mean Verses AI Inc. and its subsidiaries.

Overview

VERSES is a cognitive computing company specializing in next generation intelligence software systems. We are primarily focused on developing an intelligence-as-a-service smart software platform called Genius. Our business is based on the vision of the “Spatial Web” - an open, hyper-connected, context-aware, governance-based network of humans, machines and intelligent agents. Our ambition is to build tools that enable the Spatial Web and to become a leader in the transition from the information age to the intelligence age.

We launched a private beta program of Genius in early 2024 with a few select users with whom we had existing business relationships and launched a public beta program for a broader number of developers in the second half of 2024. This public beta program included enhanced functionalities and was intended to help us increase our potential customer base, while refining our product offerings in anticipation of the 1.0 launch of Genius

On April 30, 2025, we announced the launch of our flagship product, called Genius, which is designed to enable agentic intelligence for enterprises. The initial target audience for Genius is machine learning and data science professionals trying to solve enterprise problems that require prediction where there is uncertainty or hidden factors. Genius is designed to provide the tools necessary to build domain-specific models that are intended to improve decision-making (inference as a service) for third-party agents through our software development kits/application programming interfaces and model editor. We intend to market Genius to developers as a Software as a Service (“SaaS”) for making their applications smarter, safer and more sustainable. We anticipate offering multiple subscription tiers priced based on usage and pricing will be informed by various performance metrics gathered during the beta program.

Genius includes:

●	Intelligent, autonomous software agents
●	A visual model editor for building and testing AI models
●	APIs to integrate with existing enterprise systems
●	A full-featured developer portal for rapid deployment

Recent Developments

On July 11, 2025, the Company closed of a public offering of 1,007,764 units at $6.946 (CAD$9.50) per unit for gross proceeds of approximately $7,000,331 (CAD$9,573,758), before deducting commissions and estimated expenses incurred in connection with the offering. Each unit consists of one Class A Subordinate Voting Share of the Company and one-half of one Class A Subordinate Voting Share purchase warrant. Each whole warrant is exercisable to acquire one Class A Subordinate Voting Share at a price of $8.41 (CAD$11.50) per share for a period of 36 months from the date of issuance.

Selected Financial Information

	Three months ended June 30,
	2025	2024	$ Change	% Change
REVENUE	$300,000	$-	$300,000	N/A
COST OF REVENUE	(184,061)	-	(184,061)	N/A
NET REVENUE	115,939	-	115,939	N/A
OPERATING EXPENSES
Cash expenses
Accounting fees	(162,487)	(149,881)	(12,606)	8%
Consulting fees	(717,086)	(1,162,170)	445,084	-38%
Investor relations and marketing	(1,630,034)	(1,465,529)	(164,505)	11%
Legal fees	(815,363)	(437,914)	(377,449)	86%
Board fees	(58,786)	(25,126)	(33,660)	134%
Office and general	(460,487)	(432,266)	(28,221)	7%
Personnel expenses	(969,021)	(853,708)	(115,313)	14%
Rent	(31,525)	(35,338)	3,813	-11%
Research and development	(4,301,393)	(4,095,152)	(206,241)	5%
Travel and meals	(148,665)	(124,234)	(24,431)	20%
	(9,294,847)	(8,781,318)	(513,529)	6%
Non-cash expenses
Depreciation	(23,391)	(46,050)	22,659	-49%
Provision for contract settlement	-	(1,252,076)	1,252,076	-100%
Share based payments	(670,641)	(221,630)	(449,011)	203%
	(694,032)	(1,519,756)	825,724	-54%
TOTAL EXPENSES	(9,988,879)	(10,301,074)	312,195	-3%
OTHER ITEMS:
Grant income	64,189	-	64,189	N/A
Other income	397,973	14,823	383,150	2585%
Accretion expense	-	(42,026)	42,026	-100%
Interest expense	(4,976)	(71,318)	66,342	-93%
Legal claim expense	(223,089)	-	(223,089)	N/A
Provision for losses on related party transactions	-	(161,110)	161,110	-100%
NET LOSS	(9,638,843)	(10,560,705)	921,862	-9%
Loss Per Class A Subordinate Voting Shares - Basic and Diluted	$(1.10)	$(1.89)	0.79	-42%
Class A Subordinate Voting Shares used in computing earnings per share - Basic and Diluted	8,746,491	5,596,129	3,150,362	56%

	June 30, 2025	% of Revenue	June 30, 2024	% of Revenue	$ Change	% Change
REVENUE	$300,000		$-		$300,000	N/A
COST OF REVENUE	(184,061)	61%	-	0%	(184,061)	N/A
NET REVENUE	115,939	39%	-	0%	115,939	N/A

Revenue was $300,000 for the three months ended June 30, 2025, which consisted of revenue from our first Genius Platform customer. There was no revenue for the three months ended June 30, 2024.

Cost of revenue consists of personnel and contractors’ costs directly related to the delivery of services to the customers. Cost of Revenue was $184,061 during the three months ended June 30, 2025, which related to services provided to the customer referenced above, while we incurred no cost of revenue in the three months ended June 30, 2024.

Net revenue represents the revenue minus the cost of revenue. Net revenue was $115,939 during the three months ended June 30, 2025. There was no net revenue during the three months ended June 30, 2024.

Operating expenses are allocated between cash and non-cash expenses. We allocated expenses on this basis to help facilitate the calculation and understanding of the Company’s cash flow from operations and liquidity, which we believe are important financial and operating metrics.

Cash expenses consist of the items below. Cash expenses increased by $513,529, or 6%, to $9.29 million during the three months ended June 30, 2025, compared to $8.78 million during the three months ended June 30, 2024.

	June 30, 2025	% of TCE	June 30, 2024	% of TCE	$ Change	% Change
Cash expenses
Accounting fees	(162,487)	2%	(149,881)	2%	(12,606)	8%
Consulting fees	(717,086)	8%	(1,162,170)	13%	445,084	-38%
Investor relations and marketing	(1,630,034)	18%	(1,465,529)	17%	(164,505)	11%
Legal fees	(815,363)	9%	(437,914)	5%	(377,449)	86%
Board fees	(58,786)	1%	(25,126)	0%	(33,660)	134%
Office and general	(460,487)	5%	(432,266)	5%	(28,221)	7%
Personnel expenses	(969,021)	10%	(853,708)	10%	(115,313)	14%
Rent	(31,525)	0%	(35,338)	0%	3,813	-11%
Research and development	(4,301,393)	46%	(4,095,152)	47%	(206,241)	5%
Travel and meals	(148,665)	2%	(124,234)	1%	(24,431)	20%
Total Cash Expenses (TCE)	(9,294,847)	100%	(8,781,318)	100%	(513,529)	6%

Accounting Fees are related to accounting staff and external audit fees. Accounting fees increased by $12,606, or 8%, to $162,487 during the three months ended June 30, 2025, compared to $149,881 during the three months ended June 30, 2024. Accounting fees remained consistent for both periods at 2% of cash expenses. Our accounting staff consisted of two contractors for both periods.

Consulting Fees are related to financial advisory and general consulting services. Consulting Fees decreased by $445,084, or 38%, to $717,086 for the three months ended June 30, 2025, compared to $1.16 million for the three months ended June 30, 2024. Consulting Fees were 8% of cash expenses for the three months ended June 30, 2025, compared to 13% for the three months ended June 30, 2024.

●	Financial advisory services were $543,726 for the three months ended June 30, 2025, compared to $943,586 for the three months ended June 30, 2024. The decrease of $399,860 is primarily attributed to fees paid to financial advisors in connection with the execution of the Company’s financing strategy and are primarily related to the funds raised by the Company: The Company raised $7.11 million in net proceeds during the three months ended June 30, 2025, compared to $18.19 million during the three months ended June 30, 2024.
●	General consulting services were $173,360 during the three months ended June 30, 2025, compared to $218,584 during the three months ended June 30, 2024. The decrease of $45,224 is primarily due to lower fees paid related to the adoption of the spatial web.

Investor Relations and Marketing expenses were related to messaging, marketing, and advertising of the Company and its products to potential users, and to develop general Company and brand awareness as well as investor relations initiatives in media, roadshows, and on social media. Investor relations and marketing expenses increased by $164,505 or 11% to $1.63 million during the three months ended June 30, 2025, compared to $1.47 million during the three months ended June 30, 2024. Investor relations and marketing expenses were approximately 17-18% of cash expenses during both periods. These expenses are currently combined, as the initiatives to market the product and services of the Company and investment in the Company are intertwined and indistinguishable. As the Company begins to market its core products and services, marketing and investor relations expenses will be separated.

The increase in investor relations and marketing expenses was due to an increase in expenses related to marketing and investor relations activities being partially offset by decreased expenses related to business development activities. The breakdown of these expenses was as follows:

●	Marketing and investor awareness expenses increased by $337,958 or 43% to $1.13 million during the three months ended June 30, 2025, compared to $789,390 during the three months ended June 30, 2024. This increase was a result of more robust investor awareness programs and additional consultants engaged to perform marketing and investor awareness functions.
●	Business development expenses decreased by $173,453 or 26% to $502,685 during the three months ended June 30, 2025, compared to $676,139 during the three months ended June 30, 2024. This decrease was a result of fewer consultants engaged to perform business development functions.

Legal Fees are related to fees paid to external counsel in the US and Canada. Legal fees increased by $377,449, or 86%, to $815,363 during the three months ended June 30, 2025, compared to $437,914 during the three months ended June 30, 2024. Legal fees represented 9% of total cash expenses during the three months ended June 30, 2025, compared to 5% during the three months ended June 30, 2024. The increase was primarily due to increased legal costs associated with the Company becoming a U.S. SEC reporting on April 1, 2025, which requires additional disclosure and reporting.

Board Fees are related to costs associated with Board members. Board Fees increased by $33,660, or 134%, to $58,786 during the three months ended June 30, 2025, compared to $25,126 during the three months ended June 30, 2024. The increase is related to increased fees paid to board members during the three months ended June 30, 2025, compared to the three months ended June 30, 2024.

Office and General Expenses are related to subscriptions, insurance, transaction fees, and general expenses of the Company. Office and general expenses increased by $28,221, or 7%, to $460,487 during the three months ended June 30, 2025, compared to $432,266 during the three months ended June 30, 2024. Office and General Expenses was approximately 5% of cash expenses for both periods. The increase was primarily due to higher fees incurred with a professional employment agency to contract employees outside of the US and Canada.

Personnel expenses are related to general and administrative payroll costs. Personnel expenses increased by $115,313, or 14%, to $969,021 during the three months ended June 30, 2025, compared to $853,708 during the three months ended June 30, 2024. Personnel expenses was 10% of cash expenses for both periods. The increase in personnel expenses is primarily due to the higher salaries paid to personnel during the three months ended June 30, 2025, compared to the salaries and fees paid to personnel during the three months ended June 30, 2024. The number of corporate full-time employees (“FTEs”) was an average of 13 FTEs for both periods.

Rent is related to payments for office and other spaces utilized by the Company. Rent decreased by $3,813, totaling $31,525 during the three months ended June 30, 2025, compared to $35,338 during the three months ended June 30, 2024. Rent expense accounted for less than 1% of total cash expenses for both periods.

Research and Development (R&D) is related to payroll and contractor costs associated with the development of the Company’s product. R&D increased by $206,241, or 5%, to $4.30 million during the three months ended June 30, 2025, compared to $4.10 million during the three months ended June 30, 2024. R&D was approximately 46–47% of total cash expenses for both periods. The increase in R&D is primarily due to the higher salaries and fees paid to personnel during the three months ended June 30, 2025, compared to the salaries and fees paid to personnel during the three months ended June 30, 2024. The Company reported an average of 68 FTEs and contractors during the three months ended June 30, 2025, compared to an average of 77 FTEs and contractors during the three months ended June 30, 2024.

Travel and Meals are related to expenses related to meals, airfare, transportation, and other related expenses. Travel and Meals increased by $24,431, or 20%, to $148,665 for the three months ending June 30, 2025, compared to $124,234 for the three months ended June 30, 2024. Travel and Meals remained consistent at approximately 1-2% of cash expenses for both periods.

Non-cash expenses consisted of the items below. Non-Cash Expenses decreased by $825,724, or 54%, to $694,032 during the three months ended June 30, 2025, compared to $1.52 million during the three months ended June 30, 2024.

	June 30, 2025	% of TNCE	June 30, 2024	% of TNCE	$ Change	% Change
Non-cash expenses
Depreciation	(23,391)	3%	(46,050)	3%	22,659	-49%
Provision for contract settlement	-	0%	(1,252,076)	82%	1,252,076	-100%
Share based payments	(670,641)	97%	(221,630)	15%	(449,011)	203%
Total Non Cash Expenses (TNCE)	(694,032)	100%	(1,519,756)	100%	825,724	-54%

Depreciation is related to the decrease in the useful life of computer and other equipment. Depreciation decreased by $22,659, or 49%, to $23,391 during the three months ended June 30, 2025, compared to $46,050 during the three months ended June 30, 2024. The reduction is attributable to certain assets reaching the end of their three-year useful life.

Provision for contract settlement is related to the unbilled balance of the SaaS project terminated in August 2024. Provision for contract settlement was $1.25 million during the three months ended June 30, 2024. There was no comparable expense during the three months ended June 30, 2025.

Share based payments are related to the Black-Scholes valuation and vesting of stock options and Restricted Share Units (RSUs) granted to the Company’s employees, contractors, and consultants. Share-based payments increased by $449,011, or 203%, to $670,641 during the three months ended June 30, 2025, compared to $221,630 during the three months ended June 30, 2024. This increase is primarily due to a higher amount of equity grants issued during the three months ended June 30, 2025, compared to the three months ended June 30, 2024. The increase during the three months ended June 30, 2025 was partially offset by a decline in the fair value of RSUs, which are tied to the Class A Subordinate Voting Share price as of the balance sheet date.

For a detailed breakdown of the changes, please refer to the table below.

Share based payments	Stock Options	RSUs	Total
Previous years graded vesting	262,749	-	262,749
Previous years RSUs revaluation	-	(152,310)	(152,310)
New grants Q1 2025	74,296	36,895	111,191
Balance, June 30, 2024	$337,045	$(115,415)	$221,630

Previous years graded vesting	422,004	-	422,004
Previous years RSUs revaluation	-	(230,793)	(230,793)
New grants Q1 2026	258,056	344,431	602,487
Cancelled options / RSUs	(123,057)	-	(123,057)
Balance, June 30, 2025	$557,003	$113,638	$670,641

Total Operating expenses decreased by $312,195, or 3%, to $9.99 million during the three months ended June 30, 2025, compared to $10.30 million during the three months ended June 30, 2024. The decrease during the three months ended June 30, 2025 was primarily due to $1.25 million in non-cash expenses associated with the provision for contract settlement during the three months ended June 30, 2024 that was not present during the three months ended June 30, 2025, as well as a decrease in expenses associated with consulting fees, which decreased by $445,084. These decreases in operating expenses during the three months ended June 30, 2025 were partially offset by increases in share based payments ($449,011), legal fees ($377,449), and R&D ($206,241) during the three months ended June 30, 2025.

Other Items consisted of the items below. Other Items resulted in a gain of $234,097 during the three months ended June 30, 2025, compared to a loss of $259,631 during the three months ended June 30, 2024.

	June 30, 2025	% TOI	June 30, 2024	% TOI	$ Change	% Change
OTHER ITEMS:
Grant income	64,189	27%	-	0%	64,189	N/A
Other income	397,973	170%	14,823	-6%	383,150	2585%
Accretion expense	-	0%	(42,026)	16%	42,026	-100%
Interest expense	(4,976)	-2%	(71,318)	27%	66,342	-93%
Legal claim expense	(223,089)	-95%	-	0%	(223,089)	N/A
Provision for losses on related party transactions	-	0%	(161,110)	62%	161,110	-100%
Total Other Items (TOI)	234,097	100%	(259,631)	100%	493,728	-190%

Grant Income is related to the reimbursement of expenses for amounts spent on project activities related to the grant agreement with Horizon Europe, which is delegated by the European Commission. Grant income was $64,189 during the three months ended June 30, 2025, compared to nil for the three months ended June 30, 2024. This project is expected to end in August 2026.

Other Income is related to R&D tax credits and interest received from interest-bearing bank accounts. Other income increased $383,150 to $397,973 during the three months ended June 30, 2025, compared to $14,823 during the three months ended June 30, 2024. This increase is primarily due to $350,529 of R&D tax credits received during the three months ended June 30, 2025.

Accretion Expense is related to the increase in the carrying value of the discounted value of the convertible debenture converted in 2025. There was no accretion expense during the three months ended June 30, 2025, compared to an expense of $42,026 during the three months ended June 30, 2024.

Interest Expense is related to interest incurred in the conversion of the convertible debenture converted in 2025, interest incurred in the loan payable, and the interest related to the financing of the directors and officers insurance. Interest expense decreased $66,342, or 93%, to $4,976 during the three months ended June 30, 2025, compared to an expense of $71,318 during the three months ended June 30, 2024. This decrease is primarily due to the conversion of the convertible debenture during the three months ended June 30, 2024.

Legal Claim Expense was $223,089 during the three months ended June 30, 2025, compared to nil for the three months ended June 30, 2024. This amount is interest accrued in connection with the David Thomson arbitration award, which was confirmed by the Los Angeles Superior Court in the three months ended June 30, 2025.

Provision for Loss on Related Party Transactions was $161,110 during the three months ended June 30, 2024. There was no provision during the three months ended June 30, 2025.

The provision for loss on related party transactions includes amounts due from Cyberlab LLC (“Cyberlab”) and the Spatial Web Foundation (“SWF”), entities controlled or associated with the Company’s founders, Dan Mapes and Gabriel Rene. The related expenses arose primarily from payments made by the Company on behalf of these related parties to third-party vendors. Although these amounts are expected to be settled through future service agreements, management performed a credit assessment in accordance with the current expected credit loss (“CECL”) model under ASC 326. Based on this assessment, management determined that there is significant uncertainty regarding the timing and collectability of these receivables. As of June 30, 2025, management concluded that full repayment is not probable within a reasonable timeframe.

Net Loss decreased $921,862, or 9%, to $9.64 million during the three months ended June 30, 2025, compared to a net loss of $10.56 million during the three months ended June 30, 2024.

Liquidity and Capital Resources

The Company has historically raised capital to fund operations, primarily through debt and equity investors. The Company will continue to rely on such financings to generate sufficient amounts of cash and cash equivalents to cover its operating costs, satisfy short and long term capital requirements, and meet growth objectives. The ability of the Company to arrange additional financing in the future will depend, in part, on prevailing capital market conditions. Any quoted market for the Company’s shares may be subject to market trends generally, notwithstanding any potential success of the Company in creating new revenues, cash flows or earnings.

The Company’s ability to continue its operations and to realize its assets at their carrying values is dependent upon obtaining additional financing and generating revenues sufficient to cover its operating costs. The ability of the Company to raise sufficient capital to fund operations are conditional primarily through the continuation of its agreements and investor support. The material uncertainty associated with these events and conditions may cast substantial doubt about the Company’s ability to continue as a going concern. The Company’s financial statements do not give effect to any adjustments, which would be necessary should the Company be unable to continue as a going concern. In such circumstances, the Company would be required to realize its assets and discharge its liabilities outside of the normal course of business, and the amounts realized could differ materially from those reflected in the accompanying condensed consolidated interim financial statements.

The Company’s consolidated financial statements have been prepared as a going concern, which assumes that the Company will continue to operate for the foreseeable future and will be able to realize its assets and discharge its liabilities and commitments in the normal course of business. The Company has incurred losses since inception and has not yet achieved profitable operations. The Company has been relying on debt and equity financing to fund its operations in the past. While the Company has been successful in securing financing to date, there can be no assurances that it will be able to do so in the future. As noted in the report of our independent public accountants for our financial statements for the year ended March 31, 2025, the aforementioned factors raise substantial doubt about the Company’s ability to continue as a going concern within one year after the date that such audited annual financial statements were issued.

Historically, the Company has used net proceeds from issuances of debt and equity to provide sufficient funds to meet its near-term operating expenses and other contractual obligations when due. Management plans to fund operations of the Company with its current working capital and through additional equity and/or debt financings.

In view of these matters, continuing as a going concern is dependent upon continued operations of the Company, which in turn is dependent upon the Company’s ability to, meets its financial requirements, raise additional capital, and the success of its future operations.

The Company’s long-term capital requirements may vary materially from those currently planned and will depend on many factors, including net sales, the timing and extent of spending on research and development efforts and other initiatives, sales and marketing activities, the timing of new products, and overall economic conditions. Any quoted market for the Subordinate Voting Shares may be subject to market trends generally, notwithstanding any potential success of the Company in creating new revenues, cash flows or earnings. The sale of additional equity would result in additional dilution to the Company’s shareholders. The incurrence of debt financing would result in debt service obligations and the instruments governing such debt could provide for operating and financing covenants that may restrict our operations. There can be no assurances that we will be able to raise additional capital on terms that are attractive to us or at all. The inability to raise capital would adversely affect our ability to achieve our business objectives.

	June 30, 2025	March 31, 2025
Cash	3,255,995	4,816,906
Current assets, including cash	4,794,065	6,183,082
Total Assets	$4,981,195	$6,376,575

Current liabilities	15,505,628	15,106,292
Other liabilities	140,347	139,039
Shareholder’s deficiency	(10,664,780)	(8,868,756)
Total liabilities and shareholder’s deficiency	$4,981,195	$6,376,575

Cash decreased to $3.26 million as of June 30, 2025, compared to $4.82 million as of March 31, 2025. Working capital is current assets minus current liabilities, including the current portion of long-term debt. The Company had a working capital deficit of $10.71 million as of June 30, 2025, compared to a working capital deficit of $8.92 million as of the year ended March 31, 2025.

For the three months ended	June 30, 2025	June 30, 2024	Change
Cash provided by (used) in operating activities	$(8,895,461)	$(7,078,379)	$(1,817,082)
Cash provided by (used) in investing activities	(16,244)	(185,443)	169,199
Cash provided by (used) in financing activities	7,180,473	16,191,542	(9,011,069)
Foreign exchange effect on cash	170,321	(21,621)	191,942
Net change in cash during the period	$(1,560,911)	$8,906,099	$(10,467,010)

Cash used in operating activities is comprised of net loss, add-back of non-cash expenses, and net change in non-cash working capital items. Cash used in operating activities increased by $1.82 million to $8.89 million during the three months ended June 30, 2025, compared to $7.08 million during the three months ended June 30, 2024. The increase is mostly attributed to a higher variation of cash used to settle accounts payable ($1.56 million) and the cash allocated to accounts receivable ($0.30 million).

Cash used in investing activities primarily reflects payments related to Spatial Web Foundation (“SWF”) and Cyberlab LLC (“Cyberlab”), entities controlled or associated with the Company’s founders, Dan Mapes and Gabriel Rene, as well as purchases of computer equipment. During the three months ended June 30, 2025, the Company did not report payments related to SWF and Cyberlab, compared to payments of $161,110 during the three months ended June 30, 2024. Capital expenditures associated with computers and other equipment decreased by $8,089 to $16,244 during the three months ended June 30, 2025, compared to $24,333 during the three months ended June 30, 2024.

Cash provided by financing activities relates to the instruments used by the Company to fund its working capital needs. Cash provided by financing activities was $7.18 million during the three months ended June 30, 2025 compared to $16.19 million during the three months ended June 30, 2024.

During the three months ended June 30, 2025 the Company:

●	received $7.11 million net proceeds from the issuance of units and
●	used $49,900 as expenses related to Horizon Europe, which is delegated under the European Commission.

During the three months ended June 30, 2024 the Company:

●	received $10.00 million for the issuance of convertible debentures,
●	received $7.02 million net proceeds from the issuance of special warrants,
●	received $1.17 million from the issuance of equity instruments, and
●	used $2.00 million on the repayment of promissory notes.

Critical Accounting Estimates

Equipment

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

Functional currency

The determination of the functional currency of each entity within the Company requires management judgment in determining the currency that mainly influences the sale price of services and costs of providing services.

Revenue recognition

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

Going concern

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company is not required to provide the information required by this Item as it is a “smaller reporting company,” as defined in Rule 12b-2 of the Exchange Act.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Principal Executive Officer and Principal Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of June 30, 2025, the end of the period covered by this Quarterly Report on Form 10-Q. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost benefit relationship of possible controls and procedures. Based on such evaluation, our Principal Executive Officer and Principal Financial Officer have concluded that, as of the end of the period covered by this report, our disclosure controls and procedures were not effective to ensure that the information required to be disclosed by us in the reports that we file or submit under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in SEC’s rules and forms and (ii) accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosures.

Identified Material Weakness

In connection with the audit of our financial statements as of March 31, 2025, we identified material weaknesses in our internal control over financial reporting. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.

The material weaknesses that we have identified relate to:

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

Remediation Plan

We are taking actions to remediate the material weakness described above by reviewing and updating our internal policies and human resources allocations.

Changes in Internal Control Over Financial Reporting

Other than as described above, there have been no changes in our internal control over financial reporting that occurred during our last fiscal quarter ended June 30, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

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

On July 13, 2022, David Thomson, a former independent contractor, filed a claim against one of the Company’s U.S. subsidiaries, Verses Technologies USA Inc. (“VTU”), Cyberlab LLC (“Cyberlab”), and two directors/officers of the Company in Los Angeles Superior Court (the “Court”). The claim alleged violations of various sections of the California Corporations Code, breach of contract, breach of the implied covenant of good faith and fair dealing, and unjust enrichment. Plaintiff claimed as much as $5,000,000 in damages, subject to proof. On September 1, 2022, VTU filed an answer denying any wrongdoing, and also made its own counterclaim against Mr. Thomson. The cross-claims against David Thomson included: (i) misappropriation of trade secrets; (ii) breach of contract; (iii) violation of the California Computer Data Access and Fraud Act (“CDAFA”); and (iv) violation of the Economic Espionage Act along with three additional cross-claims (alleging violation of the Computer Fraud and Abuse Act, conversion, violation of the Stored Communications Act, respectively) that were subsequently dismissed by the Court. VTU, for its part, sought to recover both compensatory and punitive damages from Mr. Thomson, as well as restitution of any ill-gotten gains and an award of reasonable attorneys’ fees. The arbitration was conducted for a total of 13 days over a period from February 5 through April 3, 2024, via a single arbitrator at the American Arbitration Association. The CDAFA claim was dismissed by the Arbitrator, but the claims for trade secret misappropriation, breach of contract and unjust enrichment were allowed to move forward. A final arbitration award was issued on May 17, 2024. The final award imposed liability against: (i) VTU, jointly and severally with Cyberlab, LLC, a company owned by the Company’s former president and current President Emeritus, Director of Global Development and a director of the Company, Dan Mapes, in the amount of $6,307,258, inclusive of interest; and (ii) Cyberlab, LLC, VTU and its principals, Gabriel René and Dan Mapes, jointly and severally, for damages in the amount of $1,900,000, interest of $709,973 costs of $64,303 and the fees of plaintiff’s counsel totaling $920,231. To resolve their part of joint and several liability, Mr. René and Mr. Mapes are working toward satisfying the portion of the award that applies to them as individuals, including $1,666,000 proceeds from insurance. The remaining liability belongs to VTU. Initial good faith payments of $1,791,000 have been made to the claimant. On January 24, 2025, Mr. Thomson filed a Petition to Confirm the Arbitration Award with the Court. A hearing on the Petition was held and on May 8, 2025, the Petition was confirmed for approximately $9,900,000 million together with interest accrued thereon. We recorded the total amount of this award as an expense incurred during our fiscal year ended March 31, 2024, while in the following fiscal year we recorded as income the $1,666,000 insurance payment received by Mr. Mapes and Mr. Rene, which was partially offset by an aggregate of $817,787 of interest that accrued on the total award during the most recently completed fiscal year ended.

On August 10, 2024, the Company learned that a complaint (the “Complaint”) had been filed in the Los Angeles Superior Court on June 21, 2024 by a former employee (the “Complainant”) against one of the Company’s US subsidiaries (VERSES, Inc. or “VINC”) and one of its employees in their individual capacity. The Complainant worked for VINC but had been terminated several weeks prior by VINC for poor work performance. The Complaint alleges, inter alia, gender harassment; gender discrimination; race discrimination; race harassment; retaliation; and wrongful termination, while seeking to recover as much as US$3,500,000 in general and special compensatory damages, subject to proof. The Company (and VINC) for its part, disputes the allegations, and considers the Complainant’s termination to have been completely proper and justified under applicable law. VINC was properly served with a copy of the Complaint (and associated summons) and it filed an Answer to the allegations raised therein on September 24, 2024. The employment contract with the Complainant contained an arbitration clause, and VINC’s counsel timely moved to compel arbitration (the “VINC Motion”) and a hearing was held on April 1, 2025. The tentative ruling from the Los Angeles Superior Court denied the VINC Motion, finding that the Ending Forced Arbitration of Sexual Assault and Sexual Harassment Act of 2021 (“EFAA”) was applicable to the Complainant’s “gender harassment” claim and that the Complainant had the option to bring her claims to the Los Angeles Superior Court instead of arbitration. The Los Angeles Superior Court allowed for limited oral advocacy during which VINC’s counsel argued that the arbitration clause should be enforced. The Court took the matter under submission but, after due deliberation, reaffirmed its original conclusions. The Complainant served VINC with discovery requests, and responses were sent on May 8, 2025. The Los Angeles Superior Court assigned a trial date of July 10, 2026, and also asked the parties to engage in informal mediation via a court sponsored alternative dispute resolution program. A post-mediation status conference is scheduled for Sept. 15, 2025 where the parties have been instructed to summarize the outcome of the mediation process.

On August 11, 2025, David Thomson made a motion with the Court seeking from VTU, Cyberlab and two directors/officers of the Company, an aggregate of $495,543 for attorney’s fees and related costs incurred by Mr. Thomson after the May 17, 2024 final arbitration award. This motion is based on the Court’s judgment on May 28, 2025, which gave the Court discretion to award to the Complainant attorney’s fees and expenses incurred by the Complainant after May 17, 2024. A hearing date has been set for April 21, 2026. We are currently evaluating this motion and intend to respond to it in due course.

Other than the above, we are not currently involved in any material legal proceedings. We may be involved from time to time in various claims and legal actions arising in the ordinary course of business, including proceedings involving employee claims, contract disputes, and other general liability claims, as well as trademark, copyright, and related claims and legal actions. In the opinion of our management, the ultimate disposition of these matters will not have a material adverse effect on our consolidated financial position, results of operations or liquidity.

ITEM 1A. RISK FACTORS

Risk factors that affect our business and financial results are discussed in Part I, Item 1A “Risk Factors,” in our Annual Report on Form 10-K for the year ended March 31, 2025 as filed with the SEC on July 14, 2025 (“Annual Report”). There have been no material changes in our risk factors from those previously disclosed in our Annual Report. You should carefully consider the risks in our Annual Report which could materially affect our business, financial condition or future results. The risks in our Annual Report are not the only risks we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition, and/or operating results. If any of the risks actually occur, our business, financial condition, and/or results of operations could be negatively affected.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 5. OTHER INFORMATION

Rule 10b5-1 Trading Plans

During the fiscal quarter ended June 30, 2025, none of the Company’s directors or executive officers adopted or terminated any contract, instruction or written plan for the purchase or sale of Company securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement.”

ITEM 6. EXHIBITS

Exhibit No.	Description
31.1*	Certification of Chief Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Chief Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to Rule 13a-14(b) of the Exchange Act and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	Inline XBRL Instance Document
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104*	Cover Page Interactive Data File - the cover page from the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2025 is formatted in Inline XBRL

*	Filed herewith.

**	Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

VERSES AI INC.

Date: August 14, 2025	By:	/s/ Gabriel René
Gabriel René
Chief Executive Officer
(Principal Executive Officer)

Date: August 14, 2025	By:	/s/ James Christodoulou
James Christodoulou
Chief Financial Officer
(Principal Financial Officer)

