Form 10-Q
period 2025-09-30
Verses AI Inc.
filed 2025-11-14
CIK 1879001

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended: September 30, 2025

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

The number of the issuer’s Class A Subordinate Voting Shares, without par value, outstanding at November 13, 2025 was 12,611,275.

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

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

VERSES AI INC.

Condensed Consolidated Interim Balance Sheet

(Expressed in United States dollars)

		September 30, 2025	March 31, 2025
	Notes	(Unaudited)	(Audited)
ASSETS
CURRENT
Cash and restricted cash	3	$1,209,908	$4,816,906
Accounts receivable		296,700	-
Deferred financing costs		-	118,546
Work in progress		-	6,654
Tax receivable		728,193	604,912
Prepaid expenses	12	1,215,775	636,064
		3,450,576	6,183,082
Due from related parties	8	69,657	68,080
Equipment	6, 13	120,008	125,413
TOTAL ASSETS		$3,640,241	$6,376,575
LIABILITIES
CURRENT
Accounts payable	8	$1,508,247	$2,036,916
Accrued liabilities		132,665	41,736
Deferred grant	3	-	67,732
Deferred revenue		-	100,000
Provision for legal claim	19, 20	9,402,338	8,948,085
Restricted share unit liability	7	1,776,600	3,911,823
		12,819,850	15,106,292
Loans payable	6	139,722	139,039
TOTAL LIABILITIES		12,959,572	15,245,331
SHAREHOLDERS’ DEFICIENCY
Class A Subordinate Voting Shares, without par value: unlimited authorized; 8,897,200 and 7,825,571 issued and outstanding, respectively	10	121,532,339	105,477,150
Class B Proportionate Voting Shares, without par value: unlimited authorized; 198,517 and Nil issued and outstanding, respectively	10	-	-
Additional paid-in capital	8, 10, 11	18,808,571	15,891,737
Accumulated other comprehensive loss		(591,715)	(675,018)
Deficit		(149,068,526)	(129,562,625)
TOTAL SHAREHOLDERS’ DEFICIENCY		(9,319,331)	(8,868,756)
TOTAL LIABILITIES AND SHAREHOLDERS’ DEFICIENCY		$3,640,241	$6,376,575

The accompanying notes are an integral part of these condensed consolidated interim financial statements.

VERSES AI INC.

Unaudited Condensed Consolidated Interim Statements of Operations

For the three and six months ended September 30, 2025 and 2024

(Expressed in United States dollars)

	Three months ended		Six months ended
	September 30,		September 30,
	2025	2024	2025	2024
REVENUE	$100,700	$155,000	$400,700	$155,000
COST OF REVENUE	(70,490)	(145,000)	(254,551)	(145,000)
NET REVENUE	30,210	10,000	146,149	10,000

Operating expenses:
Selling, general and administrative expenses	(9,651,834)	(10,265,830)	(19,640,713)	(20,566,903)

OPERATING INCOME (EXPENSE)	(9,621,624)	(10,255,830)	(19,494,564)	(20,556,903)

Other income/(expense), net	(245,434)	1,687,108	(11,337)	1,427,476

NET LOSS	(9,867,058)	(8,568,722)	(19,505,901)	(19,129,427)
Loss Per Class A Subordinate Voting Shares - Basic and Diluted	$(1.00)	$(1.48)	$(2.12)	$(3.90)
Loss Per Class B Proportionate Voting Shares - Basic and Diluted	$(6.22)	-	$(13.26)	-
Class A Subordinate Voting Shares Shares used in computing earnings per share - Basic and Diluted	9,861,001	5,780,312	9,166,869	4,905,748
Class B Proportionate Voting Shares Shares used in computing earnings per share - Basic and Diluted	8,726	-	4,363	-

The accompanying notes are an integral part of these condensed consolidated interim financial statements.

VERSES AI INC.

Unaudited Condensed Consolidated Interim Statements of Comprehensive Loss

For the three and six months ended September 30, 2025 and 2024

(Expressed in United States dollars)

	Three months ended		Six months ended
	September 30,		September 30,
	2025	2024	2025	2024
Net Loss	(9,867,058)	(8,568,722)	(19,505,901)	(19,129,427)

Change in foreign currency translation	(87,018)	(134,465)	83,303	(221,974)

NET COMPREHENSIVE LOSS	$(9,954,076)	$(8,703,187)	$(19,422,598)	$(19,351,401)

The accompanying notes are an integral part of these consolidated financial statements.

VERSES AI INC.

Unaudited Condensed Consolidated Interim Statements of Shareholders’ Deficiency

For the three and six months ended September 30, 2025 and 2024

(Expressed in United States dollars)

	Number of Class B Proportionate Voting Shares	Number of Class A Subordinate Voting Shares	Share Capital	Additional paid-in capital	Obligation to Issue Shares	Accumulated Other Comprehensive Loss	Deficit	Total Shareholders’ Deficiency
Balance, March 31, 2024	370,370	3,205,319	$62,472,187	$13,342,560	$-	$(920,958)	$(86,569,901)	$(11,676,112)
Exercise of options and warrants	-	74,143	2,056,857	(884,868)	-	-	-	1,171,989
Stock options granted	-	-	-	337,045	-	-	-	337,045
Conversion of Class B Proportionate Voting shares into Class A Subordinate Voting shares	(370,370)	2,314,815	-	-	-	-	-	-
Shares issued for services	-	1,852	49,714	-	-	-	-	49,714
Special warrants proceeds received (net)	-	-	-	181,394	6,758,974	-	-	6,940,368
Foreign exchange difference	-	-	-	-	-	(87,509)	-	(87,509)
Net loss	-	-	-	-	-	-	(10,560,705)	(10,560,705)
Balance, June 30, 2024	-	5,596,129	$64,578,758	$12,976,131	$6,758,974	$(1,008,467)	$(97,130,606)	$(13,825,210)
Exercise of options and warrants	-	28,240	656,969	(102,675)	-	-	-	554,294
Stock options granted	-	-	-	1,043,798	-	-	-	1,043,798
Special warrants converted to shares	-	370,370	6,758,974	-	(6,758,974)	-	-	-
Issuance of units for cash (net)	-	231,481	3,231,158	134,813	-	-	-	3,365,971
Foreign exchange difference	-	-	-	-	-	(134,465)	-	(134,465)
Net loss	-	-	-	-	-	-	(8,568,722)	(8,568,722)
Balance, September 30, 2024	-	6,226,220	$75,225,859	$14,052,067	$-	$(1,142,932)	$(105,699,328)	$(17,564,334)

Balance, March 31, 2025	-	7,825,571	$105,477,150	$15,891,737	$-	$(675,018)	$(129,562,625)	$(8,868,756)
Stock options granted	-	-	-	557,003	-	-	-	557,003
Additional interest convertible debenture	-	4,254	3,668	-	-	-	-	3,668
Issuance of Units for cash (net)	-	916,666	6,616,192	495,635	-	-	-	7,111,827
Foreign exchange difference	-	-	-	-	-	170,321	-	170,321
Net loss	-	-	-	-	-	-	(9,638,843)	(9,638,843)
Balance, June 30, 2025	-	8,746,491	$112,097,010	$16,944,375	$-	$(504,697)	$(139,201,468)	$(10,664,780)
Exercise of options and warrants	-	250,000	2,900,227	(1,327,787)	-	-	-	1,572,440
RSUs converted	-	133,686	1,137,392	-	-	-	-	1,137,392
Stock options granted	-	-	-	2,531,083	-	-	-	2,531,083
Issuance of Units for cash (net)	-	1,007,764	5,397,710	660,900	-	-	-	6,058,610
Conversion of Class A Subordinate Voting shares into Class B Proportionate Voting shares	198,517	(1,240,741)	-	-	-	-	-	-
Foreign exchange difference	-	-	-	-	-	(87,018)	-	(87,018)
Net loss	-	-	-	-	-	-	(9,867,058)	(9,867,058)
Balance, September 30, 2025	198,517	8,897,200	$121,532,339	$18,808,571	$-	$(591,715)	$(149,068,526)	$(9,319,331)

The accompanying notes are an integral part of these consolidated financial statements.

VERSES AI INC.

Unaudited Condensed Consolidated Interim Statements of Cash Flows

For the six months ended September 30, 2025 and 2024

(Expressed in United States dollars)

For the period ended	September 30, 2025	September 30, 2024
Cash provided by (used in):
OPERATING ACTIVITIES
Net loss	$(19,505,901)	$(19,129,427)
Adjustments to reconcile net losses to net cash used in operating activities:
Depreciation	45,894	93,907
Interest due from related parties loan	(1,577)	-
Fair value gain on derivative liability	-	(2,464,873)
Foreign exchange effect on convertible debenture	-	216,334
Provision for legal claim	454,253	-
Provision for contract settlement	-	1,252,076
Provision for losses on related party transactions	-	396,524
Accretion expense	-	453,839
Interest expense	12,254	293,038
Issuance of shares for services	-	49,714
Restricted shares units	(2,135,223)	581,010
Share based payments	4,225,478	1,380,714
Changes in operating assets and liabilities:
Accounts receivable	(296,700)	(55,000)
Contract assets and unbilled revenue	6,654	-
Tax receivable	(123,281)	(173,932)
Prepaid expenses	(579,711)	(255,289)
Deferred financing costs	118,546	80,993
Accounts payable and accrued liabilities	(443,705)	1,112,197
Deferred revenue	(100,000)	-
Net cash used in operating activities	(18,323,019)	(16,168,175)
INVESTING ACTIVITIES
Due from related parties	-	(398,099)
Investment in equipment	(40,489)	(30,579)
Net cash used in investing activities	(40,489)	(428,678)
FINANCING ACTIVITIES
Deferred grant	(67,732)	176,030
Repayments of loans	(1,938)	(2,003,876)
Proceeds from issuance of special warrants	-	7,306,000
Special warrant issuance costs	-	(365,632)
Proceeds from issuance of equity instruments	1,572,440	1,726,283
Proceeds from issuance of Units	14,930,232	1,643,693
Private placement issuance costs	(1,759,795)	(320,029)
Proceeds from issuance of convertible debentures	-	10,000,000
Net cash provided by financing activities	14,673,207	18,162,469
Foreign exchange effect on cash	83,303	(221,845)
Net change in cash during the period	(3,606,998)	1,343,771
Cash, beginning of the period	4,816,906	892,727
Cash, end of the period	$1,209,908	$2,236,498

Supplemental cash flow information (Note 16).

The accompanying notes are an integral part of these condensed consolidated interim financial statements.

VERSES AI INC. Unaudited Condensed Consolidated Interim Statements of Shareholders’ Deficiency For the three and six months ended September 30, 2025 and 2024 (Expressed in United States dollars)

1.	NATURE OF BUSINESS AND GOING CONCERN

VERSES is a cognitive computing company specializing in next generation intelligence software systems. We are primarily focused on developing an intelligence-as-a-service smart software platform. Our business is based on the vision of the “Spatial Web” - an open, hyper-connected, context-aware, governance-based network of humans, machines and intelligent agents. We also intend to build tools that enable the Spatial Web and to become a leader in the transition from the information age to the intelligence age.

In early 2024, we launched a private beta program of our software platform with a few select users with whom we had existing business relationships. During the second half of 2024, we launched a public beta program for a broader number of developers.

On April 30, 2025, we announced the commercial launch of our flagship software platform, called Genius, which is designed to enable agentic intelligence for enterprises. Genius is designed to provide the tools necessary to build domain-specific models that are intended to improve decision-making (inference as a service) for third-party agents through our software development kits/application programming interfaces and model editor. We are implementing a “Lighthouse” go to market strategy that will focus on working with a small number of high-value, high-impact clients in sectors where success will have broad applicability, such as financial services, robotics, and smart cities. Each client will allow us to continue to develop and validate our Genius model that can then be applied to other clients in the same sector. During the coming quarters, we plan to expand from these initial sectors into others, such as logistics and infrastructure management.

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

For the six-month period ending September 30, 2025, the Company incurred a net loss of $19,505,901 (September 30, 2025 - $19,129,427), which was primarily funded by the issuance of Units and exercise of equity instruments (Note 10). As of September 30, 2025, the Company has an accumulated deficit of $149,068,526 (March 31, 2025 - $129,562,625). The Company’s ability to continue its operations and to realize its assets at their carrying values is dependent upon obtaining additional financing and generating revenues sufficient to cover its operating costs and working capital deficit.

The ability of the Company to raise additional capital sufficient to continue operations is dependant, in part, on the progress of its technology development and continued investor support. The material uncertainty of these items raise substantial doubt about the Company’s ability to continue as a going concern. These consolidated financial statements do not give effect to any adjustments, which would be necessary should the Company be unable to raise additional capital to continue as a going concern. In such circumstances, the Company would be required to realize its assets and discharge its liabilities outside of the normal course of business, and the amounts realized could differ materially from those reflected in these consolidated financial statements.

VERSES AI INC. Unaudited Condensed Consolidated Interim Statements of Shareholders’ Deficiency For the three and six months ended September 30, 2025 and 2024 (Expressed in United States dollars)

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

Details of the Company’s Subsidiaries at September 30, 2025 and March 31, 2025 are as follows:

Name	Place of Incorporation	September 30, 2025 Interest	March 31, 2025 Interest
Verses Technologies USA, Inc. (formerly Verses Labs Inc.) (“VTU”)	Wyoming, USA	100%	100%
Verses Operations Canada Inc. (“VOC”)	British Columbia, CA	100%	100%
Verses Logistics Inc. (“VLOG”)	Wyoming, USA	100%	100%
Verses Realities Inc. (“VRI”)	Wyoming, USA	Dissolved	100%
Verses Inc. (“VINC”)	Wyoming, USA	100%	100%
Verses Health Inc. (“VHE”)	Wyoming, USA	Dissolved	100%
Verses Global BV (“VBV”)	Netherlands	100%	100%
Verses Solutions Inc (“VSI”)	Wyoming, USA	100%	100%

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

VERSES AI INC. Unaudited Condensed Consolidated Interim Statements of Shareholders’ Deficiency For the three and six months ended September 30, 2025 and 2024 (Expressed in United States dollars)

3.	DEFERRED GRANT

The Company’s subsidiary, VBV, entered into a grant agreement (along with other beneficiaries) with the Horizon Europe, which is a program delegated under the European Commission, to provide technical expertise on artificial intelligence.

Under the grant agreement, VBV received $226,877 (€209,056) on July 24, 2024, upon the execution of the agreement. The funds under this agreement are to reimburse the Company for amounts spent on the project. The Company is required to submit their costs incurred related to the project and only approved expenses under the project are reimbursed.

Of the expenses incurred in connection with the grant agreement, $24,013 (March 31, 2025 - $17,944) are included in accounts payable, with $1,613 (March 31, 2025 - $67,732) remaining in restricted cash as of September 30, 2025. Grant income of $81,909 (September 30, 2024 - $56,034) was recognized during the six months ended September 30, 2025.

	September 30, 2025	March 31, 2025
Balance, beginning of the year	$67,732	$-
Grant received	-	226,877
Expenses on the project	(71,530)	(156,885)
Exchange difference	3,798	(2,260)
Balance, end of the period	$-	$67,732

4.	REVENUE

The Company recognized revenues from contracts with customers in accordance with the following timing under ASC 606 Revenue from Contracts with Customers.

	Three months ended September 30,		Six months ended September 30,
	2025	2024	2025	2024
Recognized at a point in time (1)	$-	$155,000	$300,000	$155,000
Recognized over the duration of contracts (2)	100,700	-	100,700	-
Total	$100,700	$155,000	$400,700	$155,000

(1)	Includes revenues from completed Proof of Concept contracts (“POCs”) and software implementation services.
(2)	Includes revenue from Software as a Service (“SaaS”).

On August 14, 2024, the Company announced the existing SaaS contract with its customer was terminated by both parties. As a result, the Company has recorded a provision for the contract settlement for $1,252,076 on June 30, 2024.

5.	COST OF REVENUE

The Company’s cost of revenue is summarized as follows:

	Three months ended		Six months ended
	September 30,		September 30,
	2025	2024	2025	2024
Cost of Revenue from POCs and software implementation	$-	$145,000	$184,061	$145,000
Cost of Revenue from SaaS	70,490	-	70,490	-
	$70,490	$145,000	$254,551	$145,000

VERSES AI INC. Unaudited Condensed Consolidated Interim Statements of Shareholders’ Deficiency For the three and six months ended September 30, 2025 and 2024 (Expressed in United States dollars)

6.	LOANS PAYABLE

Loan activity consisted of the following:

For the period ended	September 30, 2025	March 31, 2025
Balance, beginning of the year	$139,039	$140,904
Repayment	(1,938)	(7,106)
Interest expense	2,621	5,241
Balance, end of the period	$139,722	$139,039

On June 5, 2020, the Company received a $142,400 loan from the U.S. Small Business Administration. The loan is secured by all tangible and intangible personal property of VTU, and bears interest of 3.75% per annum and requires monthly payments of $646 starting in June 2021 with a maturity of 30 years.

7.	SHARE BASED PAYMENTS

a)	Stock Options

The Company has an Omnibus Equity Incentive Plan (the “Plan”) available to employees, directors, officers, and consultants with grants under the Plan approved from time to time by the Board of Directors. Under the Plan, the Company is authorized to issue options (“Options”) to purchase an aggregate of up to 25% of the Company’s issued and outstanding Subordinate Voting Shares. Each option can be exercised to acquire one Subordinate Voting Share of the Company (“Share”). The exercise price for an option granted under the Plan may not be less than the prevailing market price at the date of grant.

Options to purchase Subordinate Voting Shares have been granted to directors, employees, and consultants as follows:

Expiry date	Average Remaining Contractual Life in Years	Exercise Price (CAD$)	Exercise Price (USD$ equivalent) (1)	Outstanding
June 16, 2027	1.71	21.60	15.52	103,703
September 4, 2027	1.93	7.44	5.34	125,000
September 16, 2027	1.96	27.00	19.39	19,072
April 28, 2028	2.58	44.55	32.00	3,703
December 15, 2028	3.21	32.85	23.60	345,204
December 23, 2028	3.23	30.51	21.92	136,290
April 15, 2029	3.54	30.78	22.11	8,794
July 3, 2029	3.76	29.01	20.84	142,808
May 26, 2030	4.65	12.57	9.03	33,334
September 19, 2030	4.97	6.90	4.96	261,726
	3.42	22.03	15.82	1,179,634

(1)	Converted at balance sheet rate.

VERSES AI INC. Unaudited Condensed Consolidated Interim Statements of Shareholders’ Deficiency For the three and six months ended September 30, 2025 and 2024 (Expressed in United States dollars)

7.	SHARE BASED PAYMENTS (continued)

a)	Stock Options (continued)

A summary of the Company’s Options as of June 30, 2025, and changes for previous financial year end is as follows:

	Number of stock options	Weighted Average Exercise Price (CAD$)	Weighted Average Exercise Price (USD$ equivalent) (1)
Outstanding, March 31, 2024	542,334	$32.09	$23.05
Granted	364,099	27.39	19.67
Exercised	(51,235)	23.22	16.68
Cancelled	(84,314)	35.37	25.41
Outstanding, March 31, 2025	770,884	30.10	21.62
Granted	670,060	7.94	5.70
Exercised	(250,000)	8.66	6.22
Expired	(11,310)	33.89	24.34
Outstanding, September 30, 2025	1,179,634	22.03	15.82
Exercisable, September 30, 2025	834,135	$23.64	$16.98

(1)	Converted at balance sheet rate.

During the six month period ended September 30, 2025:

-	11,310 Options at an average exercise price of CAD$33.89 ($24.84 at balance sheet rate) belonging to inactive employees expired according to the Plan.
-	250,000 Options, which were granted on July 24, 2025 to Consultant “B”, were exercised at an exercise price of CAD$8.66 for the net proceeds of $1,572,440. The original fair value of these Options of $1,327,787 was reclassified from additional paid-in capital to share capital upon exercise.

On September 19, 2025, the Company granted 261,726 Options to employees and independent contractors of the Company with an exercise price of CAD$6.90 ($4.96 at balance sheet rate), expiring in 5 years, of which 218,247 will vest 25% every quarter subsequent to the vesting start date, and 43,479 with vest 25% on the date that is one (1) year from the vesting start date and 6.25% every subsequent quarter.

These Options were fair valued at $1,092,915 using the Black-Scholes option pricing model with the following assumptions:

	CAD$	$
Share price at grant date	$6.90	$5.00
Risk-free interest rate	2.74%	2.74%
Expected life	5 years	5 years
Expected volatility	120.6%	120.6%
Expected forfeitures	0%	0%
Expected dividends	Nil	Nil
Grant date fair value per option	$5.76	$4.18

During the six month period ended September 30, 2025, the Company recognized $376,295 as share-based payment for these Options using the graded vesting method over the vesting period.

VERSES AI INC. Unaudited Condensed Consolidated Interim Statements of Shareholders’ Deficiency For the three and six months ended September 30, 2025 and 2024 (Expressed in United States dollars)

7.	SHARE BASED PAYMENTS (continued)

a)	Stock Options (continued)

On September 4, 2025, the Company granted 125,000 Options to the consultant “B” with an exercise price of CAD$7.44 ($5.34 at balance sheet rate), expiring in 2 years, and vesting on the grant date. These Options were fair valued at $414,244 using the Black-Scholes option pricing model with the following assumptions:

	CAD$	$
Share price at grant date	$7.44	$5.45
Risk-free interest rate	2.47%	2.47%
Expected life	5 years	5 years
Expected volatility	120.6%	120.6%
Expected forfeitures	0%	0%
Expected dividends	Nil	Nil
Grant date fair value per option	$4.58	$3.31

On July 24, 2025, the Company granted 250,000 Options to the consultant “B” with an exercise price of CAD$8.66 ($6.22 at balance sheet rate), expiring in 5 years, and vesting on the grant date. These Options were fair valued at $1,327,787 using the Black-Scholes option pricing model with the following assumptions:

	CAD$	$
Share price at grant date	$8.66	$6.35
Risk-free interest rate	3.10%	3.10%
Expected life	5 years	5 years
Expected volatility	120.6%	120.6%
Expected forfeitures	0%	0%
Expected dividends	Nil	Nil
Grant date fair value per option	$7.24	$5.31

On May 26, 2025, the Company granted 16,667 Options to the consultant “E” and 16,667 Options to the consultant “F” with an exercise price of CAD$12.57 ($9.21 at balance sheet rate), expiring in 5 years, and vesting on the grant date. These Options were fair valued at $258,056 using the Black-Scholes option pricing model with the following assumptions:

	CAD$	$
Share price at grant date	$12.57	$9.21
Risk-free interest rate	2.92%	2.92%
Expected life	5 years	5 years
Expected volatility	123.9%	123.9%
Expected forfeitures	0%	0%
Expected dividends	Nil	Nil
Grant date fair value per option	$10.63	$7.74

VERSES AI INC. Unaudited Condensed Consolidated Interim Statements of Shareholders’ Deficiency For the three and six months ended September 30, 2025 and 2024 (Expressed in United States dollars)

7.	SHARE BASED PAYMENTS (continued)

a)	Stock Options (continued)

On December 23, 2024, the Company granted 49,444 Options to employees and independent contractors of the Company with an exercise price of CAD$30.51($21.92 at balance sheet rate), expiring in 5 years, with 25% vesting on the date that is one (1) year from the vesting start date and 6.25% every subsequent quarter.

During the six month period ended September 30, 2025, the Company recognized $134,400 as share-based payment for these Options using the graded vesting method over the vesting period.

On December 23, 2024, the Company granted 86,852 Options to consultants of the Company with an exercise price of CAD$30.51 ($21.92 at balance sheet rate), expiring in 5 years, where 33.33% of these Options vested on the grant date and 33.33% will vest every 6 months after the grant date.

During the six month period ended September 30, 2025, the Company recognized $318,445 as share-based payment for these Options using the graded vesting method over the vesting period.

On July 3, 2024, the Company granted 85,682 Options to employees and independent contractors of the Company with a weighted average exercise price of CAD$29.10 ($20.90 at balance sheet rate), expiring in 5 years, with 25% vesting on the date that is one (1) year from the vesting start date and 6.25% every subsequent quarter.

During the six month period ended September 30, 2025, the Company recognized $158,174 as share-based payment for these Options using the graded vesting method over the vesting period.

On April 15, 2024, the Company granted 4,260 Options to employees and independent contractors of the Company with a weighted average exercise price of CAD$33.86 ($24.32 at balance sheet rate), expiring in 5 years, with 25% vesting on the date that is one (1) year from the vesting start date and 6.25% every subsequent quarter.

During the six month period ended September 30, 2025, the Company recognized $7,111 as share-based payment for these Options using the graded vesting method over the vesting period.

On December 15, 2023, the Company granted 347,952 Options to employees and independent contractors of the Company with an exercise price of CAD$36.45 ($26.18 at balance sheet rate), expiring in 5 years, where 173,186 of these Options vest on the grant date, based on previous commitments, and 6.25% every subsequent quarter.

During the six month period ended September 30, 2025, the Company recognized $93,580 as share-based payment for these Options using the graded vesting method over the vesting period.

VERSES AI INC. Unaudited Condensed Consolidated Interim Statements of Shareholders’ Deficiency For the three and six months ended September 30, 2025 and 2024 (Expressed in United States dollars)

7.	SHARE BASED PAYMENTS (continued)

a)	Stock Options (continued)

The table below consolidates the position of the Options granted related to consultants of the Company:

Consultant	Total granted amount	Exercised - Inception to March 31, 2025	Outstanding March 31, 2025	Granted Q2-2026 (ytd)	Exercised Q2-2026 (ytd)	Cancelled Q2-2026 (ytd)	Outstanding September 30, 2025	% of the total
A	64,815	(55,556)	9,259	-	-	-	9,259	2.5%
B	64,814	(9,259)	55,555	375,000	(250,000)	-	180,555	47.8%
C	55,555	(44,444)	11,111	-	-	-	11,111	2.9%
D	44,444	-	44,444	-	-	-	44,444	11.8%
E	23,889	-	23,889	16,667	-	-	40,556	10.7%
F	3,704	-	3,704	16,667	-	-	20,371	5.4%
G	14,815	(14,815)	-	-	-	-	-	0.0%
H	14,815	-	14,815	-	-	-	14,815	3.9%
I	12,963	-	12,963	-	-	-	12,963	3.4%
J	12,963	(10,556)	2,407	-	-	-	2,407	0.6%
K	9,259	(9,259)	-	-	-	-	-	0.0%
L	7,407	-	7,407	-	-	-	7,407	2.0%
M	6,481	-	6,481	-	-	-	6,481	1.7%
N	6,481	-	6,481	-	-	-	6,481	1.7%
O	4,457	-	4,457	-	-	-	4,457	1.2%
P	3,704	-	3,704	-	-	-	3,704	1.0%
Q	3,704	-	3,704	-	-	-	3,704	1.0%
Others	10,577	(1,235)	9,342	-	-	(617)	8,725	2.3%
Total	364,847	(145,124)	219,723	408,334	(250,000)	(617)	377,440	100.0%

VERSES AI INC. Unaudited Condensed Consolidated Interim Statements of Shareholders’ Deficiency For the three and six months ended September 30, 2025 and 2024 (Expressed in United States dollars)

7.	SHARE BASED PAYMENTS (continued)

b)	Restricted Shares Units

Pursuant to the Plan, the Company may grant RSUs to employees, directors, officers, and consultants. The RSUs can be settled at the election of the holder for Subordinate Voting Shares (“Shares”), cash, or a combination of Shares and cash. The RSUs are determined to be a liability instrument, and the fair value will be recognized as an expense using the graded vesting method over the vesting period.

On September 19, 2025, the Company granted 30,000 RSUs to independent contractors of the Company, expiring in 5 years, which vest 25% every quarter after the grant date. These RSUs were fair valued based on the prevailing market price of one Share on the balance sheet date. The Company recognized $8,616 as share-based payment during the six month period ended September 30, 2025.

On July 28, 2025, the Company converted 40,742 RSUs, of which 18,519 RSUs to consultant “E” and 18,519 RSUs to consultant “F” based on the completion of the milestones of funding the company in aggregate greater than CAD50 million. The Company also converted 3,704 to other consultants. These RSUs were valued based on the prevailing market price of one Share on the completion date, and the Company recognized an expense of $230,491 during the six month period ended September 30, 2025.

On July 3, 2025, the Company granted converted a total of 92,944 RSUs, of which 42,592 RSUs to consultant “B”, 18,519 RSUs to consultant “E”, 18,519 RSUs to consultant “F”, 351 to other consultants, and 12,963 to directors and officers of the Company. These RSUs were valued based on the prevailing market price of one Share on the conversion date, and the Company recognized $253,541 as share capital.

On May 26, 2025, the Company granted 33,333 RSUs to consultant “B”, expiring in 5 years, and vest on July 1, 2025. These RSUs were fair valued based on the market price of one Share on the balance sheet date. The Company recognized $344,431 as share-based payment during the six month period ended September 30, 2025.

The table below consolidates the position of the RSUs granted related to consultants of the Company:

Consultant	Total granted amount	Converted - Inception to March 31, 2025	Outstanding March 31, 2025	Granted Q2-2026 (ydt)	Converted Q2-2026 (ytd)	Outstanding September 30, 2025	% of the total
A	7,407	(2,469)	4,938	-	-	4,938	4.1%
B	46,296	(9,259)	37,037	33,333	(42,592)	27,778	22.9%
E	111,111	(37,037)	74,074	-	(37,038)	37,036	30.5%
F	111,111	(37,037)	74,074	-	(37,038)	37,036	30.5%
L	1,852	-	1,852	-	-	1,852	1.5%
Others	20,371	(3,704)	16,667	-	(4,055)	12,612	10.4%
Total	298,148	(89,506)	208,642	33,333	(120,723)	121,252	100.0%

On September 30, 2025, the balance of 585,020 RSUs granted in the previous periods, were revalued based on the prevailing market price of one Share on the revaluation date, and the Company derecognized $1,581,375 as share-based payment for RSUs during the six month period ended September 30, 2025.

VERSES AI INC. Unaudited Condensed Consolidated Interim Statements of Shareholders’ Deficiency For the three and six months ended September 30, 2025 and 2024 (Expressed in United States dollars)

7.	SHARE BASED PAYMENTS (continued)

b)	Restricted Shares Units

A summary of the Company’s restricted shares units as at September 30, 2025, and changes for the years then ended is as follows:

Number of RSUs
Balance, March 31, 2024	24,075
Issued, April 15, 2024	1,852
Issued, June 20, 2024	37,037
Issued, July 3, 2024	359,817
Issued, September 13, 2024	74,074
Issued, December 23, 2024	296,296
Cancelled	(5,926)
Converted	(101,852)
Balance, March 31, 2025	685,373
Issued, May 26, 2025	33,333
Issued, September 19, 2025	30,000
Converted	(133,686)
Balance, September 30, 2025	615,020
Exercisable, September 30, 2025	145,853

A reconciliation of share based payments is as follows:

Share based payments	Stock Options	RSUs	Total
Previous years graded vesting	402,225	-	402,225
Previous years RSUs revaluation	-	(251,392)	(251,392)
New grants Q1 2025	76,787	26,668	103,455
New grants Q2 2025	1,027,452	805,605	1,833,057
Cancelled options	(125,621)	-	(125,621)
Balance, September 30, 2024	$1,380,843	$580,881	$1,961,724

Previous years graded vesting	711,710	-	711,710
Previous years RSUs revaluation	-	(1,581,375)	(1,581,375)
New grants Q1 2026	258,056	344,431	602,487
New grants Q2 2026	2,118,326	8,616	2,126,942
RSU milestone conversion	-	230,491	230,491
Balance, September 30, 2025	$3,088,092	$(997,837)	$2,090,255

As of September 30, 2025, the fair value of RSUs was $1,776,600 (March 31, 2025 - $3,911,823).

VERSES AI INC. Unaudited Condensed Consolidated Interim Statements of Shareholders’ Deficiency For the three and six months ended September 30, 2025 and 2024 (Expressed in United States dollars)

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

During the three and six month periods ended September 30, 2025 and 2024, related party transactions were as follows:

	Three months ended		Six months ended
	September 30,		September 30,
	2025	2024	2025	2024
Management fees	$60,000	$59,455	$120,000	$84,581
Management salaries and benefits included in personnel expenses	463,104	464,884	900,870	770,635
Share-based payments	(159,394)	34,914	(194,919)	(67,827)
	$363,710	$559,253	$825,951	$787,389

Included in accounts payable as due from related parties at September 30, 2025, were amounts totaling $20,000 due to Michael Blum, the Chairman (March 31, 2025 – $20,000), $nil due to James Hendrickson, the Chief Operating Officer (March 31, 2025 - $83,500), and $nil due to Kevin Wilson, the Chief Accounting Officer (March 31, 2025 - $2,299).

Also included as due from related parties at September 30, 2025, is an unsecured loan made on April 28, 2023 of $69,657 (March 31, 2025 - $68,080) to Michael Wadden, the Chief Commercial Officer of the Company. The loan has an annual interest rate of 5% and requires principal and interest to be paid in full by May 1, 2033. No repayments were made during the six month period ended September 30, 2025.

On December 23, 2024, the Company granted 7,407 Options to James Hendrickson, the Chief Operating Officer, with an exercise price of CAD$30.51 ($21.92 at balance sheet rate), expiring in 5 years, where 25% will vest within one year of the grant date, and 6.25% every subsequent quarter.

During the six month period ended September 30, 2025, the Company recognized $1,587 as share-based payment for stock these Options using the graded vesting method over the vesting period.

On December 23, 2024, the Company granted 7,408 RSUs to two independent directors of the Company, 3,704 to Gordon Scott Paterson and 3,704 to Jonathan de Vos. These RSUs have no exercise price and expire in 5 years. They vest 33.33% within one year of the grant date and 33.33% yearly thereafter. The Company revalued the RSUs based on the prevailing market price of one Share on the revaluation date. The Company derecognized $857 as share-based payment for these RSUs during the six month period ended September 30, 2025.

VERSES AI INC. Unaudited Condensed Consolidated Interim Statements of Shareholders’ Deficiency For the three and six months ended September 30, 2025 and 2024 (Expressed in United States dollars)

8.	RELATED PARTY TRANSACTIONS AND BALANCES (continued)

On September 13, 2024, the Company granted 74,074 RSUs to Michael Blum, the Chairman, with no exercise price and expire in 10 years. 24,691 RSUs vest 12 months after the grant date and 8.33% every three months afterwards. During the period ended September 30, 2025, the Company revalued these RSUs based on the prevailing market price of one Share on the revaluation date. The Company derecognized $170,708 as share-based payment for RSUs during the six month period ended September 30, 2025.

On July 3, 2024, the Company granted 3,704 Options to James Hendrickson, the Chief Operating Officer and 1,852 to Kevin Wilson, its Chief Financial Officer. The Options have an exercise price of CAD$28.89 ($20.75 at balance sheet rate) and expire in 5 years. 25% of the options will vest 12 months after the grant date and 6.25% every subsequent quarter.

During the six month period ended September 30, 2025, the Company recognized $12,834 as share-based payment for these stock options using the graded vesting method over the vesting period.

On July 3, 2024, the Company granted 1,852 RSUs to Kevin Wilson, its Chief Financial Officer and 16,665 to the three independent directors of the Company, 5,555 to Gordon Scott Paterson, 5,555 to Jonathan de Vos, and 5,555 to Jay Samit. The RSUs have no exercise price and expire in 10 years. 33.33% vest every 12 months after the grant date. The Company revalued the RSUs based on the prevailing market price of one Share on the revaluation date. The Company derecognized $31,703 as share-based payment for during the six month period ended September 30, 2025.

On December 23, 2023, the Company granted 16,278 stock options to Kevin Wilson, its Chief Financial Officer and 1,852 stock options to James Hendrickson, its Chief Operating Officer with an exercise price of CAD$36.45 ($26.18 at balance sheet rate), expiring in 5 years, where 16,278 vested on the grant date, and 1,852 will vest 25% within one year of the grant date, and 6.25% every subsequent quarter.

During the six month period ended September 30, 2025, the Company recognized $20,134 as share-based payment for these Options using the graded vesting method over the vesting period.

On September 30, 2025, the remaining unvested 6,172 RSUs granted to Gordon Scott Paterson, a director of the Company, in the year ended March 31, 2023, were valued based on the market price of one Subordinate Voting Share on the revaluation date, of which $26,206 is derecognized in the six month period ended September 30, 2025.

VERSES AI INC. Unaudited Condensed Consolidated Interim Statements of Shareholders’ Deficiency For the three and six months ended September 30, 2025 and 2024 (Expressed in United States dollars)

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

As of September 30, 2025, no amounts are payable under the royalty agreement.

The Company may grant stock options (“Options”), deferred share units (“DSU”), or restricted stock units (“RSU”) to qualifying consultants and employees based on their respective contracts, to be determined at the grant date based on the prevailing market price of the Company’s shares. As of September 30, 2025, the outstanding commitment balance is 77,510 (March 31, 2025 – nil) to be granted as Options, RSUs or DSUs, of which 37,510 stock options is for the new Board of Directors member, David Scott, and 30,000 RSUs to Expansion Project Technologies Holding 9 SPV RSC Ltd in connection with CAD$400,000 in revenues derived by Verses from the commercial agreements it enters into with affiliates of G42.

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

On May 30, 2024, all 370,370 Class B Proportionate Voting Shares were converted to 2,314,815 Class A Subordinate Voting Shares.

On September 26, 2025, 1,240,741 Class A Subordinate Voting Shares were converted to 198,517 Class B Proportionate Voting Shares.

VERSES AI INC. Unaudited Condensed Consolidated Interim Statements of Shareholders’ Deficiency For the three and six months ended September 30, 2025 and 2024 (Expressed in United States dollars)

10.	SHARE CAPITAL (continued)

b)	Issued

On July 29 and August 13, 2025, a total of 250,000 options were exercised.

On July 28, 2025, 40,742 RSUs were settled into Shares with a value of $253,541 based on the prevailing share price and exchange rate on the settlement date.

On July 11, 2025, the Company closed an offering by way of prospectus supplement. Pursuant to the Offering, the Company raised gross proceeds of approximately CAD$9,573,758 (US$7,000,331) by issuing 1,007,764 units of the Company (the “Units”) at a price of CAD$9.50 (US$6.946) per Unit.

Each Unit is comprised of one Class A Subordinate Voting Share of the Company (a “Share”) and one-half of one Share purchase warrant (each whole Share purchase warrant, a “Warrant”). Each Warrant entitles the holder to purchase one Share of the Company (a “Warrant Share”) at an exercise price of CAD$11.50 ($8.26 at balance sheet rate) per Warrant Share at any time until the date that is 36-month from the date of issuance, subject to adjustment in certain events.

The Offering was completed pursuant to an agency agreement dated July 9, 2025 between the Company, A.G.P. Canada Investments ULC and A.G.P./Alliance Global Partners. Each of A.G.P. Canada Investments ULC and A.G.P./Alliance Global Partners acted as co-lead agents, on behalf of a syndicate of agents including Imperial Capital, LLC and Haywood Securities Inc.

In connection with the Offering, the Company agreed to pay the agents a cash commission of CAD$400,000 ($292,480), and further agreed to issue to the agents 35,271 of compensation warrants (the “Compensation Warrants”). Each Compensation Warrant is exercisable into a Share at an exercise price of CAD$11.50 (US$8.409) per Share until the date that is 36 months after the date of issuance. In addition, the Company paid a cash fee of US$250,000 and issued 75,000 corporate finance fee warrants to TriView Capital Ltd., a financial advisor of the Company, with such corporate finance fee warrants having identical terms to the Compensation Warrants.

On July 3, 2025, 92,944 RSUs were settled into Shares with a value of $883,851 based on the prevailing share price and exchange rate on the settlement date.

On May 9, 2025, in connection with the conversion of the convertible debentures, the Company issued 4,253 Shares as an interest remainder.

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

VERSES AI INC. Unaudited Condensed Consolidated Interim Statements of Shareholders’ Deficiency For the three and six months ended September 30, 2025 and 2024 (Expressed in United States dollars)

10.	SHARE CAPITAL (continued)

b)	Issued

In connection with the Offering, the Company agreed to pay the agents a cash commission equal to $575,655, incurred in legal fees of $242,418, and agreed to issue 70,334 compensation warrants (the “Compensation Warrants”) valued at $495,635 (Note 11). Each Compensation Warrant is exercisable into a Share at an exercise price of CAD$12.00 ($8.80 at balance sheet rate) per Share until the date that is 36 months after the date of issuance. The cash commission and the number of Compensation Warrants was reduced from 7% to 2.0% in respect to the portion of aggregate gross proceeds of the Offering attributable to subscribers identified by the Company.

The Offering was completed in Canada pursuant to a prospectus supplement dated April 25, 2025 (the “Supplement”) to the Company’s base shelf prospectus receipted on September 26, 2024 (the “Base Shelf Prospectus”).

11.	WARRANTS

On July 11, 2025, in connection with the Prospectus Supplement offering closed, the Company issued 503,882 warrants and 110,271 Compensation Warrants (Note 10). Each Warrant entitles the holder to purchase one Share of the Company (a “Warrant Share”) at an exercise price of CAD$11.50 ($8.26 at balance sheet rate) per Warrant Share at any time until the date that is 36-month from the date of issuance, subject to adjustment in certain events.

The total fair value of these Compensation Warrants was $660,900, estimated using the Black-Scholes option pricing model with the following weighted average assumptions:

	CAD$	$
Share price at grant date	$11.46	$8.38
Risk-free interest rate	2.72%	2.72%
Expected life	3 years	3 years
Expected volatility	120.6%	120.6%
Expected dividends	Nil	Nil
Grant date fair value per warrant	$8.20	$5.99

On May 9, 2025, in connection with the Prospectus Supplement offering closed, the Company issued 458,333 warrants and 70,334 Compensation Warrants (Note 10).

The total fair value of these Compensation Warrants was $495,635, estimated using the Black-Scholes option pricing model with the following weighted average assumptions:

	CAD$	$
Share price at grant date	$13.20	$9.52
Risk-free interest rate	2.61%	2.61%
Expected life	3 years	3 years
Expected volatility	123.9%	123.9%
Expected dividends	Nil	Nil
Grant date fair value per warrant	$9.78	$7.05

Warrants outstanding as at September 30, 2025 are summarized below:

	Number of warrants	Weighted Average Exercise Price (CAD$)	Exercise Price (USD$ equivalent) (1)
Balance, March 31, 2024	878,061	$41.10	$29.52
Issued	1,340,158	40.16	28.85
Exercised	(122,993)	24.09	17.30
Expired	(2)	21.60	15.52
Balance, March 31, 2025	2,095,224	$41.50	$29.81
Issued	1,142,820	12.93	9.29
Expired	(368,303)	26.54	19.06
Balance, September 30, 2025	2,869,741	$32.04	$23.02

(1)	Converted at balance sheet rate.

VERSES AI INC. Unaudited Condensed Consolidated Interim Statements of Shareholders’ Deficiency For the three and six months ended September 30, 2025 and 2024 (Expressed in United States dollars)

11.	WARRANTS (continued)

As of September 30, 2025, the Company’s outstanding share purchase warrants expire as follows:

Expiry date	Weighted Average Remaining Contractual Life in Years	Exercise Price (CAD$)	Exercise Price (USD$ equivalent) (1)	Outstanding
April 15, 2026	0.54	10.80	7.76	46,296
April 17, 2026	0.55	27.00	19.39	3,348
April 29, 2026	0.58	27.00	19.39	6,618
May 16, 2026	0.62	27.00	19.39	1,702
July 6, 2026	0.76	55.35	39.76	29,227
July 6, 2026	0.76	68.85	49.45	294,694
August 15, 2026	0.87	27.00	19.39	45,496
August 17, 2026	0.88	40.50	29.09	126,853
August 30, 2026	0.92	40.50	29.09	43,062
September 17, 2026	0.96	40.50	29.09	12,494
December 22, 2026	1.23	32.40	23.27	809
January 8, 2027	1.27	40.50	29.09	28
June 20, 2027	1.72	40.50	29.09	255,185
September 26, 2027	1.99	21.60	15.52	10,562
September 26, 2027	1.99	32.40	23.27	114,354
November 8, 2027	2.11	13.50	9.70	14,444
November 8, 2027	2.11	18.90	13.58	85,699
November 15, 2027	2.13	13.50	9.70	2,229
November 15, 2027	2.13	18.90	13.58	15,290
December 9, 2027	2.19	13.50	9.70	3,707
December 9, 2027	2.19	18.90	13.58	28,519
January 9, 2028	2.28	52.92	38.01	235,906
January 9, 2028	2.28	42.39	30.45	26,420
February 25, 2028	2.41	52.92	38.01	257,312
March 9, 2028	2.44	18.90	13.58	66,667
April 28, 2028	2.58	15.00	10.77	458,333
April 28, 2028	2.58	12.00	8.62	70,334
July 11, 2028	2.78	11.50	8.26	614,153
	2.07	$32.04	$23.02	2,869,741

Notes:

(1)	Converted at balance sheet rate.

sheet rate) = 1 New Class A Subordinate Voting share.

(2)	Warrants expiring July 6, 2026

Pre-Consolidation Exercise Terms: 1 Warrant + CAD$2.55 ($1.83 at balance sheet rate) = 1 Class A Subordinate Voting share.

Post-Consolidation Exercise Terms: 27 Warrants + CAD$68.85 ($49.46 at balance sheet rate) = 1 New Class A Subordinate Voting share.

For presentation purposes, the Company divided the total outstanding warrants by 27 to reflect 1 warrant + CAD$68.85 ($49.46 at balance sheet rate) = 1 New Class A Subordinate Voting share.

VERSES AI INC. Unaudited Condensed Consolidated Interim Statements of Shareholders’ Deficiency For the three and six months ended September 30, 2025 and 2024 (Expressed in United States dollars)

12.	PREPAID EXPENSES

Prepaid expenses consisted of the following:

	September 30, 2025	March 31, 2025
Deposit	$34,929	$10,000
Retainer	269,311	251,983
Prepaid insurance	540,495	106,084
Subscriptions	371,040	267,997
Balance, end of the period	$1,215,775	$636,064

13.	EQUIPMENT

Cost	Equipment
Balance, March 31, 2025	$580,751
Additions	40,489
Balance, September 30, 2025	$621,240

Accumulated depreciation	Equipment
Balance, March 31, 2025	$455,338
Additions	45,894
Balance, September 30, 2025	$501,232

Net book value, March 31, 2025	$125,413
Net book value, September 30, 2025	$120,008

14.	FINANCIAL INSTRUMENTS

As of September 30, 2025, the Company’s financial instruments consist of cash and restricted cash, accounts receivable, accounts payable and accrued liabilities, restricted share unit liability, provision for legal claim, convertible debenture, and loans payable.

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

VERSES AI INC. Unaudited Condensed Consolidated Interim Statements of Shareholders’ Deficiency For the three and six months ended September 30, 2025 and 2024 (Expressed in United States dollars)

14.	FINANCIAL INSTRUMENTS (continued)

●	Level 3 – Unobservable inputs for the asset or liability, which are used to measure fair value to the extent that observable inputs are not available, and which are significant to the overall fair value measurement.

As of September 30, 2025	Level 1 ($)	Level 2 ($)	Level 3 ($)	Total ($)
Assets:
Cash and restricted cash	1,209,908	-	-	1,209,908
Accounts receivable	296,700	-	-	296,700
Due from related parties	69,657	-	-	69,657
Liabilities:
Accounts payable	1,508,247	-	-	1,508,247
Accrued liabilities	132,665	-	-	132,665
Provision for legal claim	9,402,338	-	-	9,402,338
Restricted share unit liability	-	1,776,600	-	1,776,600
Loans payable	139,722	-	-	139,722

As of March 31, 2025	Level 1	Level 2	Level 3	Total
Assets:
Cash and restricted cash	4,816,906	-	-	4,816,906
Due from related parties	68,080	-	-	68,080
Liabilities:
Accounts payable	2,036,916	-	-	2,036,916
Accrued liabilities	41,736	-	-	41,736
Provision for legal claim	8,948,085	-	-	8,948,085
Restricted share unit liability	-	3,911,823	-	3,911,823
Loans payable	139,039	-	-	139,039

Credit risk

Credit risk is the risk of loss associated with a counterparty’s inability to fulfill its payment obligations. The financial instrument that potentially subjects the Company to concentrations of credit risk consists principally of cash, accounts receivable, and due from related parties. To minimize the credit risk, the Company places its cash with large financial institutions.

Amounts due from related parties of $69,657 as of September 30, 2025 (March 31, 2025 - $68,080) represent receivables from an unsecured loan to a key member of the management team. The loan has an annual interest rate of 5% and requires principal and interest to be paid in full by May 1, 2033 (Note 8).

As of September 30, 2025, management assessed that there is no need to provide a credit loss allowance.

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

VERSES AI INC. Unaudited Condensed Consolidated Interim Statements of Shareholders’ Deficiency For the three and six months ended September 30, 2025 and 2024 (Expressed in United States dollars)

14.	FINANCIAL INSTRUMENTS (continued)

Liquidity risk (continued)

The Company has historically raised capital to fund operations, primarily through debt and equity investors, although there is no assurance that it will be able to raise funds in the future. The Company will continue to rely on such financings to generate sufficient amounts of cash and cash equivalents to cover its operating costs, satisfy short and long term capital requirements, and meet growth objectives.

Contractual cash flow requirements as of September 30, 2025, were as follows:

	<1 year $	1-2 years $	2-5 years $	>5 years $	Total $
Accounts payable	1,508,247	-	-	-	1,508,247
Accrued liabilities	132,665	-	-	-	132,665
Loans payable	7,752	7,752	23,256	100,962	139,722
Total	1,648,664	7,752	23,256	100,962	1,780,634

As of September 30, 2025, the Company had a working capital deficit of $9,205,281 (March 31, 2025 - $8,923,210).

Foreign exchange risk

Foreign exchange risk is the risk that the fair value or future cash flows will fluctuate due to changes in foreign exchange rates. The Company has financial assets denominated in Euros and Canadian dollars and is therefore exposed to exchange rate fluctuations. As of September 30, 2025, the Company had the equivalent of $96,283 (March 31, 2025 - $223,534) net financial liabilities denominated in Canadian dollars and $14,864 (March 31, 2025 net financial assets - $104,416) in net financial liabilities denominated in Euros.

The foreign exchange risk exposure of the Company financial instruments as at September 30, 2025 is as below:

			+/- 10% fluctuation
	Currency		Increase/(decrease)
Financial Instrument Type	CAD$	$	$ impact
Cash	987,753	709,503	70,950	(70,950)
Tax receivable	1,003,283	720,659	72,066	(72,066)
Prepaid expenses	1,172,734	842,375	84,237	(84,237)
Accounts payable	(774,473)	(556,304)	(55,630)	55,630
Accrued liabilities	(50,000)	(35,915)	(3,592)	3,592
Restricted share unit liability	(2,473,384)	(1,776,600)	(177,660)	177,660
	(134,087)	(96,283)	(9,629)	9,629

			+/- 10% fluctuation
	Currency		Increase/(decrease)
Financial Instrument Type	EURO	$	$ impact
Restricted cash	1,375	1,613	161	(161)
Tax receivable	6,423	7,535	753	(753)
Accounts payable	(20,468)	(24,011)	(2,401)	2,401
	(12,670)	(14,864)	(1,486)	1,486

VERSES AI INC. Unaudited Condensed Consolidated Interim Statements of Shareholders’ Deficiency For the three and six months ended September 30, 2025 and 2024 (Expressed in United States dollars)

14.	FINANCIAL INSTRUMENTS (continued)

Interest rate risk

Interest rate risk is the risk that the fair value or future cash flows of a financial instrument will fluctuate due to changes in market interest rates. The interest earned on cash balances approximate fair value rates, and the Company is not subject to significant risk due to fluctuating interest rates. As of September 30, 2025, the Company does not hold any liabilities that are subject to fluctuations in market interest rates.

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

16.	SUPPLEMENTAL CASH FLOW INFORMATION

The supplemental cash paid and received by the Company as of September 30, 2025 is as below:

	For three months ended		For Six months ended
	September 30,		September 30,
	2025	2024	2025	2024
Cash paid for interest	$1,313	$5,524	$2,621	$6,843
Cash received for interest	$37,609	$35,147	$85,053	$49,970

17.	SEGMENT REPORTING

Operating segments comprised of the components of an entity in which separate information is available for evaluation by the Company’s Chief Operating Decision Maker (“CODM”), the Company’s Chief Executive Officer, or group of decision makers, in determining how to allocate resources in evaluating performance.

The CODM has determined that the Company consists of a single reporting segment providing Software as a Service, which includes proof of concept and software implementation services.

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

VERSES AI INC. Unaudited Condensed Consolidated Interim Statements of Shareholders’ Deficiency For the three and six months ended September 30, 2025 and 2024 (Expressed in United States dollars)

18.	OTHER INCOME

Other income consisted of the following:

	For three months ended		For Six months ended
	September 30,		September 30,
	2025	2024	2025	2024
Accretion expense	$-	$(411,813)	$-	$(453,839)
Grant Income	17,720	56,034	81,909	56,034
Interest earned	37,609	35,147	85,053	49,970
Gain on derivative liability	-	2,464,873	-	2,464,873
Interest expense	(7,278)	(221,720)	(12,254)	(293,038)
Legal claim expense	(359,164)	-	(582,253)	-
Provision for losses on related party transactions	-	(235,413)	-	(396,524)
R&D tax credits	65,679	-	416,208	-
	$(245,434)	$1,687,108	$(11,337)	$1,427,476

19.	PROVISION FOR LEGAL CLAIM

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

On or about August 12, 2025, attorneys for Mr. Thomson served VTU with several collections-related discovery requests asking, inter alia, the company to identify assets and property that it holds. The company responded to these requests within the allotted time-frame.

A reconciliation of the legal claim provision is provided in the table below:

	September 30, 2025	March 31, 2025
Beginning of the year	8,948,085	9,921,298
Payments in the year	-	(1,791,000)
Interest	454,253	817,787
Balance, end of the period	9,402,338	8,948,085

VERSES AI INC. Unaudited Condensed Consolidated Interim Statements of Shareholders’ Deficiency For the three and six months ended September 30, 2025 and 2024 (Expressed in United States dollars)

20.	SUBSEQUENT EVENTS

On October 1, 2025, the Company granted 20,000 RSUs to consultant “P” vesting on the grant date and 105,000 Option to the consultants listed bellow at an exercise price of CAD$7.55 ($5.42 at balance sheet rate), vesting on the grant date, that expire 5 years after the date of grant.

●	Consultant “E” 37,500
●	Consultant “F” 37,500
●	Consultant “P” 20,000
●	Consultant “I” 10,000

On October 1, 2025, what remains subject to shareholder approval, the Company repriced 849,263 outstanding Options to acquire Class A Common shares of the Company to an exercise price of CAD$7.55 ($5.42 at balance sheet rate).

Original vesting terms and expiry date of the repriced stock options were maintained according to the original certificate agreement.

On October 1, 2025, the Company cancelled of an aggregate 90,313 Options and 46,296 RSUs in accordance with the rescission agreements as these Options and RSUs we initially granted to entities and not individuals as required by the Plan.

A total of 90,313 Options (the “Replacement Options”) and 46,296 RSUs (the “Replacement RSUs”) were granted on the same date to individuals related to the original entities. Original vesting terms and exercise price Replacement Options and Replacement RSUs where maintained according to the original certificate agreement. The Replacement Options have a 5 year expiry.

On October 20, 2025, the Company learned that Philip Plough had filed a claim against XYZ Global Technologies Inc. (“XYZ”) for an alleged breach of a promissory note (“Note”) related to a $35,000 loan made in 2018, which also named VAI, one of its wholly-owned U.S. subsidiaries (VTU) and two directors/officers of the Company, as well as a law firm, Gresham International America LLC, as co-defendants with XYZ Global Technologies Inc. The claim alleges, inter alia, breach of contract, fraudulent inducement, conversion, successor liability and unjust enrichment. The Plaintiff is seeking, subject to proof, $1,856,000 in compensatory damages for breach of contract, and any other punitive, exemplary, treble damages and attorneys’ fees, as the Court deems just and proper.

The Company, for its part, disputes any liability for a loan made to a separate company (XYZ) and if the action continues to be pursued, the Company will vigorously contest Mr. Plough’s claims, including seeking to dismiss VAI, VTU and the individual directors / officers.

As litigation is subject to many uncertainties, it is not possible to predict the ultimate outcome of this claim or to estimate the loss, if any, which may result. Accordingly, the outcome of the claim is not yet determinable, and the extent to which an outflow of funds may be required to settle this possible obligation cannot be reliably determined.

On October 31, 2025, the Company initiated a workforce reduction program designed to streamline operations, reduce costs, and strengthen the Company’s liquidity position. The program is a combination of targeted workforce reductions, furloughs, and executive salary deferrals.

On November 10, 2025, the Company closed a financing agreement with Sorbie Bornholm LP with a notional value of CAD$14,000,000 in exchange for the issuance of an aggregate of 2,660,000 Units, including finder’s fees. Each Unit consists of one Class A subordinated voting share (a “Common Share”) of the Company and one half warrant (each whole warrant, a “Warrant”), where each Warrant will entitle the holder to acquire one additional Common Share at an exercise price of CAD$7.00 for a period of 36 months from the closing of the Offering.

Upon closing, the Company received CAD$700,000 representing the first tranche of the Offering, and expects to receive eleven additional tranches expected to be paid monthly subject to the terms of the Sharing Agreement. The Sharing Agreement calculates each additional tranche, as CAD$1,209,091 times the percent increase or decrease between the benchmark price of CAD$7.75 and the trailing 20-day Value Weighted Average Price. The Company anticipates that the additional tranches will begin 30 days after closing and is responsible to pay 8% brokerage fee with each tranche.

The securities issued under the Offering are subject to a statutory hold period of four months plus a day from the date of issuance in accordance with applicable securities legislation in Canada.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

You should read the following discussion and analysis of our financial condition and results of operations together with our financial statements and the related notes appearing elsewhere in this Quarterly Report on Form 10-Q. In addition to historical information, this discussion and analysis contains forward-looking statements that involve risks, uncertainties and assumptions. Our actual results may differ materially from those discussed below. Factors that could cause or contribute to such differences include, but are not limited to, those identified below, and those discussed in the section titled “Risk Factors” included in our Annual Report on Form 10-K for the fiscal year ended March 31, 2025 as may be amended, supplemented or superseded from time to time by other reports we file with the SEC. Unless stated otherwise or the context otherwise requires, in this Quarterly Report on Form 10-Q, references to “CAD$” are to Canadian dollars and references to “$” are to United States dollars. On September 30, 2025, the noon buying rates in New York City for cable transfers in foreign currencies as certified for customs purposes by the Federal Reserve Bank of New York, referred to as the “Noon Buying Rate”, for the conversion of Canadian dollars into United States dollars was CAD$1.00 equals $0.7183.

Unless the context otherwise requires, references to “we”, “our”, “us”, the “Company” or “VERSES” mean Verses AI Inc. and its subsidiaries.

Overview

VERSES is a cognitive computing company specializing in next generation intelligence software systems. We are primarily focused on developing an intelligence-as-a-service smart software platform. Our business is based on the vision of the “Spatial Web” - an open, hyper-connected, context-aware, governance-based network of humans, machines and intelligent agents. We also intend to build tools that enable the Spatial Web and to become a leader in the transition from the information age to the intelligence age.

In early 2024, we launched a private beta program of our software platform with a few select users with whom we had existing business relationships. During the second half of 2024, we launched a public beta program for a broader number of developers.

On April 30, 2025, we announced the commercial launch of our flagship software platform, called Genius, which is designed to enable agentic intelligence for enterprises. Genius is designed to provide the tools necessary to build domain-specific models that are intended to improve decision-making (inference as a service) for third-party agents through our software development kits/application programming interfaces and model editor. We are implementing a “Lighthouse” go to market strategy that will focus on working with a small number of high-value, high-impact clients in sectors where success will have broad applicability, such as financial services, robotics, and smart cities. Each client will allow us to continue to develop and validate our Genius model that can then be applied to other clients in the same sector. During the coming quarters, we plan to expand from these initial sectors into others, such logistics, and infrastructure management.

Genius includes:

●	Intelligent, autonomous software agents
●	A visual model editor for building and testing AI models
●	APIs to integrate with existing enterprise systems
●	A full-featured developer portal for rapid deployment

Recent Developments

On July 11, 2025, the Company closed of a public offering of 1,007,764 units at $6.946 (CAD$9.50) per unit for gross proceeds of approximately $7,000,331 (CAD$9,573,758), before deducting commissions and expenses incurred in connection with the offering. Proceeds to the company after deducting commissions and expenses was $6,058,610. Each unit consists of one Class A Subordinate Voting Share (“Share”) of the Company and one-half of one Class A Subordinate Voting Share purchase warrant. Each whole warrant is exercisable to acquire one Class A Subordinate Voting Share at a price of $8.41 (CAD$11.50) per share for a period of 36 months from the date of issuance.

SELECTED FINANCIAL INFORMATION

FINANCIAL RESULTS FOR THE QUARTER ENDED SEPTEMBER 30, 2025, COMPARED TO THE QUARTER ENDED SEPTEMBER 30, 2024

	Quarter ended September 30,
	2025	2024	$ Change	% Change
REVENUE	$100,700	$155,000	$(54,300)	-35%
COST OF REVENUE	(70,490)	(145,000)	74,510	-51%
NET REVENUE	30,210	10,000	20,210	202%
OPERATING EXPENSES
Cash expenses
Accounting fees	(229,873)	(200,526)	(29,347)	15%
Consulting fees	(777,873)	(630,846)	(147,027)	23%
Investor relations and marketing	(561,458)	(1,401,530)	840,072	-60%
Legal fees	(663,861)	(426,198)	(237,663)	56%
Board fees	(60,556)	(59,455)	(1,101)	2%
Office and general	(636,611)	(508,714)	(127,897)	25%
Personnel expenses	(908,651)	(908,304)	(347)	0%
Rent	(5,849)	(24,741)	18,892	-76%
Research and development	(4,242,443)	(4,166,763)	(75,680)	2%
Travel and meals	(122,542)	(150,672)	28,130	-19%
	(8,209,717)	(8,477,749)	268,032	-3%
Non-cash expenses
Depreciation	(22,503)	(47,857)	25,354	-53%
Provision for contract settlement	-	-	-	N/A
Share based payments	(1,419,614)	(1,740,224)	320,610	-18%
	(1,442,117)	(1,788,081)	345,964	-19%
TOTAL EXPENSES	(9,651,834)	(10,265,830)	613,996	-6%
OTHER ITEMS:
Grant income	17,720	56,034	(38,314)	-68%
Other income	103,288	35,147	68,141	194%
Gain on derivative liability	-	2,464,873	(2,464,873)	-100%
Accretion expense	-	(411,813)	411,813	-100%
Interest expense	(7,278)	(221,720)	214,442	-97%
Legal claim expense	(359,164)	-	(359,164)	N/A
Provision for losses on related party transactions	-	(235,413)	235,413	-100%
NET LOSS	(9,867,058)	(8,568,722)	(1,298,336)	15%
Loss Per Class A Subordinate Voting Shares - Basic and Diluted	$(1.00)	$(1.48)	$0.49	-33%
Loss Per Class B Proportionate Voting Shares - Basic and Diluted	$(6.22)	$-	$(6.22)	N/A
Class A Subordinate Voting Shares Shares used in computing earnings per share - Basic and Diluted	9,861,001	5,780,312	4,080,689	71%
Class B Proportionate Voting Shares Shares used in computing earnings per share - Basic and Diluted	8,726	-	8,726	N/A

	September 30, 2025	% of Revenue	September 30, 2024	% of Revenue	$ Change	% Change
REVENUE	$100,700		$155,000		$(54,300)	-35%
COST OF REVENUE	(70,490)	70%	(145,000)	94%	74,510	-51%
NET REVENUE	30,210	30%	10,000	6%	20,210	202%

QUARTER ENDED SEPTEMBER 30, 2025, COMPARED TO THE QUARTER ENDED SEPTEMBER 30, 2024

Revenue was $100,700 for the quarter ended September 30, 2025, which consisted of revenue from our first Genius Platform customers. Revenue for the quarter ended September 30, 2024 was $155,000, which is related to the conclusion of a proof-of-concept project.

Cost of revenue consists of personnel and contractors’ costs directly related to the delivery of services to the customers. Cost of Revenue was $70,490 for the quarter ended September 30, 2025, which related to services provided to the customers referenced above. Cost of revenue for the quarter ended September 30, 2024 was $145,000, which is related to the conclusion of a proof-of-concept project. Costs of revenue as a percentage of revenue was 70% for the quarter ending September 30, 2025, compared to 94% for the quarter ending September 30, 2024, which reflects the economics associated with our core Genius Platform.

Net revenue represents the revenue minus the cost of revenue. Net revenue was $30,210 for the quarter ended September 30, 2025, compared to $10,000 reported in the quarter ended September 30, 2024. Net revenue as a percentage of revenue was 30% for the quarter ending September 30, 2025, compared to 6% for the quarter ending September 20, 2024, which reflects the economics associated with our core Genius Platform.

Operating expenses are allocated between cash and non-cash expenses. We allocated expenses on this basis to calculate and understand the Company’s cash flow from operations and liquidity, which we believe are important financial and operating metrics.

Cash expenses consist of the items below. Total Cash Expenses (“TCE”) decreased by $268,032, or 3%, to $8.21 million for the quarter ended September 30, 2025, compared to $8.48 million for the quarter ended September 30, 2024.

	September 30, 2025	% of TCE	September 30, 2024	% of TCE	$ Change	% Change
Cash expenses
Accounting fees	(229,873)	3%	(200,526)	2%	(29,347)	15%
Consulting fees	(777,873)	9%	(630,846)	7%	(147,027)	23%
Investor relations and marketing	(561,458)	7%	(1,401,530)	17%	840,072	-60%
Legal fees	(663,861)	8%	(426,198)	5%	(237,663)	56%
Board fees	(60,556)	1%	(59,455)	1%	(1,101)	2%
Office and general	(636,611)	8%	(508,714)	6%	(127,897)	25%
Personnel expenses	(908,651)	11%	(908,304)	11%	(347)	0%
Rent	(5,849)	0%	(24,741)	0%	18,892	-76%
Research and development	(4,242,443)	52%	(4,166,763)	49%	(75,680)	2%
Travel and meals	(122,542)	1%	(150,672)	2%	28,130	-19%
Total Cash Expenses (TCE)	(8,209,717)	100%	(8,477,749)	100%	268,032	-3%

Accounting Fees are related to accounting staff and external audit fees. Accounting fees increased by $29,347, or 15%, to $229,873 for the quarter ended September 30, 2025, compared to $200,529 for the quarter ended September 30, 2024. Accounting Fees were 3% of TCE for the quarter ended September 30, 2025, compared to 2% for the quarter ended September 30, 2024. The increase of $29,347 is primarily due to additional costs associated with translating our financial statements to USGAAP and complying with new SEC reporting requirements.

Consulting Fees are related to financial advisory and general consulting services. Consulting Fees increased by $147,027, or 23%, to $777,873 for the quarter ended September 30, 2025, compared to $630,846 for the quarter ended September 30, 2024. Consulting Fees were 9% of TCE for the quarter ended September 30, 2025, compared to 7% for the quarter ended September 30, 2024.

○	Financial advisory services was $559,682 for the quarter ended September 30, 2025, compared to $543,966 for the quarter ended September 30, 2024. The increase of $15,716 is primarily due to less fees paid to financial advisors in connection with funds raised by the Company: The Company raised $6.06 million in net proceeds during the quarter ended September 30, 2025, compared to $3.37 million during the quarter ended September 30, 2024.
○	General consulting services was $218,191 for the quarter ended September 30, 2025, compared to $86,880 for the quarter ended September 30, 2024. The increase of $131,311 is due to a new consulting agreement for market intelligence services ($53,780), a new administrative agreement to support operations in Europe ($38,012), and other general consulting services ($39,519).

Investor Relations and Marketing are related to messaging, marketing, and advertising of the Company and its products to potential users, to develop general Company and brand awareness as well as investor relations initiatives in media, roadshows, and on social media. Investor Relations and Marketing decreased by $840,072 or 60% to $561,458 for the quarter ended September 30, 2025, compared to $1.40 million for the quarter ended September 30, 2024. Investor Relations and Marketing was approximately 7% of TCE for the quarter ended September 30, 2025, compared to 17% for the quarter ended September 30, 2024.

These expenses are currently combined, as the initiatives to market the product and services of the Company and investment in the Company are intertwined and indistinguishable. As the Company begins to market its core products and services, marketing and investor relations expenses will be separated. The decrease in Investor Relations and Marketing is due to:

○	Marketing and investor awareness decreased by $726,223 or 60% to $481,846 for the quarter ended September 30, 2025, compared to $1.21 million for the quarter ended September 30, 2024. The decrease is a result of fewer consultants engaged to perform marketing and investor awareness activities during the quarter ended September 30, 2025 compared to the quarter ended September 20, 2024.
○	Business development decreased by $123,499 or 61% to $79,613 for the quarter ended September 30, 2025, compared to $203,112 for the quarter ended September 30, 2024. The decrease is a result of fewer consultants engaged to perform business development activities during the quarter ended September 30, 2025 compared to the quarter ended September 20, 2024.

Legal Fees are related to fees paid to external counsel in the US and Canada.

Legal fees increased by $237,663, or 56%, to $663,861 for the quarter ended September 30, 2025, compared to $426,198 for the quarter ended September 30, 2024. Legal fees represented 8% of TCE for the quarter ended September 30, 2025, compared to 5% for the quarter ended September 30, 2024. The increase of $237,663 is primarily due to increased legal costs associated with the Company becoming a U.S. SEC reporting on April 1, 2025, which requires additional disclosure and reporting.

Board Fees are related to costs associated with Board members. Board Fees increased by $1,101, or 2%, to $60,556 during the quarter ended September 30, 2025, compared to $59,455 for the quarter ended September 30, 2024. Board Fees were 1% of TCE for both quarters ended September 30, 2025 and September 30, 2024.The increase of $60,556 is due to increased fees paid to board members for the quarter ended September 30, 2025, compared to the quarter ended September 30, 2024.

Office and General Expenses are related to subscriptions, insurance, transaction fees, and general expenses of the Company. Office and general expenses increased by $127,897, or 25%, to $636,611 for the quarter ended September 30, 2025, compared to $508,714 for the quarter ended September 30, 2024. Office and General Expenses was 8% of TCE for the quarter ended September 30, 2025, compared to 6% for the quarter ended September 30, 2024. The increase of $127,898 is primarily due to higher Directors and Officers (“D&O”) insurance premium costs of $124,904 resulting from increased coverage as the Company became a U.S. SEC reporting on April 1, 2025, which requires additional disclosure and reporting.

Personnel expenses are related to general and administrative payroll costs. Personnel expenses increased by $347, to $908,651 for the quarter ended September 30, 2025, compared to $908,304 for the quarter ended September 30, 2024. Personnel expenses were 11% of TCE for both quarters ended September 30, 2025 and September 30, 2024.

Rent is related to payments for office and other spaces utilized by the Company. Rent decreased by $18,892, totaling $5,849 for the quarter ended September 30, 2025, compared to $24,741 for the quarter ended September 30, 2024. Rent expense accounted for less than 1% of TCE for both quarters ended September 30, 2025 and September 30, 2024.

Research and Development (R&D) is related to payroll and contractor costs associated with developing the Company’s product. R&D increased by $75,680, or 2%, to $4.24 million for the quarter ended September 30, 2025, compared to $4.17 million for the quarter ended September 30, 2024. R&D was 52% of TCE for the quarter ended September 30, 2025, compared to 49% for the quarter ended September 30, 2024. The increase of $75,680 is primarily due to the higher salaries and fees paid to personnel for the quarter ended September 30, 2025, compared to the salaries and fees paid to personnel for the quarter ended September 30, 2024.

Travel and Meals are related to expenses related to meals, airfare, transportation, and other related expenses. Travel and Meals decreased by $28,132, or 19%, to $122,542 for the quarter ended September 30, 2025, compared to $150,672 for the quarter ended September 30, 2024. Travel and Meals remained consistent at approximately 1.5-2% of cash expenses for both periods.

NON-CASH EXPENSES – Consisted of the items below. Non-Cash Expenses decreased by $345,964, or 19%, to $1,44 million for the quarter ended September 30, 2025, compared to $1.79 million for the quarter ended September 30, 2024.

	September 30, 2025	% of TNCE	September 30, 2024	% of TNCE	$ Change	% Change
Non-cash expenses
Depreciation	(22,503)	2%	(47,857)	3%	25,354	-53%
Share based payments	(1,419,614)	98%	(1,740,224)	97%	320,610	-18%
Total Non Cash Expenses (TNCE)	(1,442,117)	100%	(1,788,081)	100%	345,964	-19%

Depreciation is related to the decrease in the useful life of computer and other equipment. Depreciation decreased by $25,354, or 53%, to $22,503 for the quarter ended September 30, 2025, compared to $47,857 for the quarter ended September 30, 2024. The decrease for the quarter ended September 30, 2025 is due to certain assets reaching the end of their three-year useful life.

Share based payments are related to the Black-Scholes valuation and vesting of stock options (“Options”) and Restricted Share Units (RSUs) granted to the Company’s employees, contractors, and consultants. Share-based payments decreased by $320,610, or 18%, to $1.42 million for the quarter ended September 30, 2025, compared to $1.74 million for the quarter ended September 30, 2024. This decrease is primarily due to the decline in the fair value of RSUs, which are tied to the Class A Subordinate Voting Share price as of the balance sheet date for the quarter ended September 30, 2025, compared to the quarters ended September 30, 2024. The decrease during the quarter ended September 30, 2025 was partially offset by a higher number of Options granted during the quarter ended September 30, 2025. For a detailed breakdown of the changes, please refer to the table below.

Share based payments	Stock Options	RSUs	Total
Previous years graded vesting	139,476	-	139,476
Previous years RSUs revaluation	-	(99,082)	(99,082)
New grants Q1 2025	2,491	(10,227)	(7,736)
New grants Q2 2025	1,027,452	805,735	1,833,187
Cancelled options	(125,621)	-	(125,621)
Balance, September 30, 2024	$1,043,798	$696,426	$1,740,224

Previous years graded vesting	289,706	-	289,706
Previous years RSUs revaluation	-	(1,350,582)	(1,350,582)
New grants Q2 2026	2,118,326	8,616	2,126,942
Cancelled options	123,057	-	123,057
RSU milestone conversion	-	230,491	230,491
Balance, September 30, 2025	$2,531,089	$(1,111,475)	$1,419,614

Total Operating expenses decreased by $613,995, or 6%, to $9.65 million for the quarter ended September 30, 2025, compared to $10.27 million for the quarter ended September 30, 2024. The decrease during the quarter ended September 30, 2025 is primarily due to $320,610 in non-cash expenses associated with share based payments during the quarter ended September 30, 2025, as well as a decrease in expenses associated with investor relations and marketing, which decreased by $840,072. The decrease during the quarter ended September 30, 2025 was partially offset by increases in legal fees ($237,663), consulting fees ($147,027), and Office and General expenses ($127,898) during the quarter ended September 30, 2025.

Other Items consisted of the items below. Other Items resulted in a loss of $245,434 for the quarter ended September 30, 2025, compared to a gain of $1.68 million for the quarter ended September 30, 2024.

	September 30, 2025	% TOI	September 30, 2024	% TOI	$ Change	% Change
OTHER ITEMS:
Grant income	17,720	-7%	56,034	3%	(38,314)	-68%
Other income	103,288	-42%	35,147	2%	68,141	194%
Gain on derivative liability	-	0%	2,464,873	146%	(2,464,873)	-100%
Accretion expense	-	0%	(411,813)	-24%	411,813	-100%
Interest expense	(7,278)	3%	(221,720)	-13%	214,442	-97%
Legal claim expense	(359,164)	146%	-	0%	(359,164)	N/A
Provision for losses on related party transactions	-	0%	(235,413)	-14%	235,413	-100%
Total Other Items (TOI)	(245,434)	100%	1,687,108	100%	(1,932,542)	-115%

Grant Income is related to reimbursing expenses for amounts spent on project activities related to the grant agreement with Horizon Europe, which is a program delegated by the European Commission. Grant income was $17,720 for the quarter ended September 30, 2025, compared to $56,034 for the quarter ended September 30, 2024. This project is expected to end in August 2026.

Other Income is related to R&D tax credits and interest received from interest-bearing bank accounts. Other income increased $68,141 to $103,288 for the quarter ended September 30, 2025, compared to $35,147 for the quarter ended September 30, 2024. This increase is primarily due to $65,679 of R&D tax credits received during the quarter ended September 30, 2025.

Gain on derivative liability is the result of measuring the derivative liability embedded in the convertible debenture using the Monte-Carlo binomial. Changes in the estimates for the quarter ended September 30, 2024, resulted in a gain on the fair value of derivative liability of the convertible debenture of $2,464,873. There was no such expense during the quarter ended September 30, 2025.

Accretion Expense is related to the increase in the carrying value of the discounted value of the convertible debenture converted in 2025. There was no accretion expense for the quarter ended September 30, 2025, compared to an expense of $411,813 for the quarter ended September 30, 2024.

Interest Expense is related to interest incurred in the conversion of the convertible debenture converted in 2025, interest incurred in the loan payable, and the interest related to the financing of the director’s and officer’s insurance. Interest expense decreased $214,442, or 97%, to $7,278 for the quarter ended September 30, 2025, compared to an expense of $221,720 for the quarter ended September 30, 2024. This decrease is primarily due to the conversion of the convertible debenture during the quarter ended September 30, 2024.

Legal Claim Expense was $359,164 for the quarter ended September 30, 2025, compared to nil for the quarter ended September 30, 2024. This amount is interest accrued in connection with the David Thomson arbitration award, which was confirmed by the Los Angeles Superior Court in the quarter ended June 30, 2025. There was no such expense in the quarter ended September 30, 2024.

Provision for Loss on Related Party Transactions was $235,413 for the quarter ended September 30, 2024. There was no provision for the quarter ended September 30, 2025.

The provision for loss on related party transactions includes amounts due from Cyberlab LLC (“Cyberlab”) and the Spatial Web Foundation (“SWF”), entities controlled or associated with the Company’s founders, Dan Mapes and Gabriel Rene.

●	The related expenses arose primarily from payments made by the Company on behalf of these related parties to third-party vendors.
●	Although these amounts are expected to be settled through future service agreements, management performed a credit assessment in accordance with the current expected credit loss (“CECL”) model under ASC 326. Based on this assessment, management determined that there is significant uncertainty regarding the timing and collectability of these receivables. As of September 30, 2025, management concluded that full repayment is not probable within a reasonable timeframe.

Net Loss increased by $1.30 million, or 15%, to $9.87 million for the quarter ended September 30, 2025, compared to a net loss of $8.57 million for the quarter ended September 30, 2024.

FINANCIAL RESULTS FOR THE SIX MONTHS ENDED SEPTEMBER 30, 2025, COMPARED TO THE SIX MONTHS ENDED SEPTEMBER 30, 2024

SELECTED FINANCIAL INFORMATION

	Six months ended September 30,
	2025	2024	$ Change	% Change
REVENUE	$400,700	$155,000	$245,700	159%
COST OF REVENUE	(254,551)	(145,000)	(109,551)	76%
NET REVENUE	146,149	10,000	136,149	1361%
OPERATING EXPENSES
Cash expenses
Accounting fees	(392,360)	(350,407)	(41,953)	12%
Consulting fees	(1,494,960)	(1,793,016)	298,056	-17%
Investor relations and marketing	(2,191,491)	(2,867,059)	675,568	-24%
Legal fees	(1,479,224)	(864,112)	(615,112)	71%
Board fees	(119,342)	(84,581)	(34,761)	41%
Office and general	(1,097,098)	(940,979)	(156,119)	17%
Personnel expenses	(1,877,672)	(1,762,012)	(115,660)	7%
Rent	(37,374)	(60,079)	22,705	-38%
Research and development	(8,543,836)	(8,261,915)	(281,921)	3%
Travel and meals	(271,207)	(275,036)	3,829	-1%
	(17,504,564)	(17,259,196)	(245,368)	1%
Non-cash expenses
Depreciation	(45,894)	(93,907)	48,013	-51%
Provision for contract settlement	-	(1,252,076)	1,252,076	-100%
Share based payments	(2,090,255)	(1,961,724)	(128,531)	7%
	(2,136,149)	(3,307,707)	1,171,558	-35%
TOTAL EXPENSES	(19,640,713)	(20,566,903)	926,190	-5%
OTHER ITEMS:
Grant income	81,909	56,034	25,875	46%
Other income	501,261	49,970	451,291	903%
Gain on derivative liability	-	2,464,873	(2,464,873)	-100%
Accretion expense	-	(453,839)	453,839	-100%
Interest expense	(12,254)	(293,038)	280,784	-96%
Legal claim expense	(582,253)	-	(582,253)	N/A
Provision for losses on related party transactions	-	(396,524)	396,524	-100%
NET LOSS	(19,505,901)	(19,129,427)	(376,474)	2%
Loss Per Class A Subordinate Voting Shares - Basic and Diluted	$(2.12)	$(3.90)	$1.78	-46%
Loss Per Class B Proportionate Voting Shares - Basic and Diluted	$(13.26)	$-	$(13.26)	N/A
Class A Subordinate Voting Shares Shares used in computing earnings per share - Basic and Diluted	9,166,869	4,905,748	4,261,121	87%
Class B Proportionate Voting Shares Shares used in computing earnings per share - Basic and Diluted	4,363	-	4,363	N/A

	September 30, 2025	% of Revenue	September 30, 2024	% of Revenue	$ Change	% Change
REVENUE	$400,700		$155,000		$245,700	159%
COST OF REVENUE	(254,551)	64%	(145,000)	94%	(109,551)	76%
NET REVENUE	146,149	36%	10,000	6%	136,149	1361%

SIX MONTHS ENDED SEPTEMBER 30, 2025, COMPARED TO THE SIX MONTHS ENDED SEPTEMBER 30, 2024

Revenue was $400,700 for the six months ended September 30, 2025, which consisted of revenue from our first Genius Platform customers. Revenue for the six months ended September 30, 2024 was $155,000, which is related to the conclusion of a proof-of-concept project.

Cost of revenue consists of personnel and contractors’ costs directly related to the delivery of services to the customers. Cost of Revenue was $254,551 for the six months ended September 30, 2025, which related to services provided to the customers referenced above. Cost of revenue for the six months ended September 30, 2024 was $145,000, which is related to the conclusion of a proof-of-concept project. Costs of revenue as a percentage of revenue was 64% for the quarter ending September 30, 2025, compared to 94% for the quarter ending September 30, 2024, which reflects the economics associated with our core Genius Platform.

Net revenue represents the revenue minus the cost of revenue. Net revenue was $146,149 for the six months ended September 30, 2025, compared to $10,000 reported for the six months ended September 30, 2024. Net revenue as a percentage of revenue was 36% for the quarter ending September 30, 2025, compared to 6% for the quarter ending September 20, 2024, which reflects the economics associated with our core Genius Platform.

Operating expenses are allocated between cash and non-cash expenses. We allocated expenses on this basis to calculate and understand the Company’s cash flow from operations and liquidity, which we believe are important financial and operating metrics.

Cash expenses consist of the items below. Total Cash Expenses (“TCE”) increased by $245,368, or 1%, to $17.50 million for the six months ended September 30, 2025, compared to $17.26 million for the six months ended September 30, 2024.

	September 30, 2025	% of TCE	September 30, 2024	% of TCE	$ Change	% Change
Cash expenses
Accounting fees	(392,360)	2%	(350,407)	2%	(41,953)	12%
Consulting fees	(1,494,960)	9%	(1,793,016)	10%	298,056	-17%
Investor relations and marketing	(2,191,491)	13%	(2,867,059)	17%	675,568	-24%
Legal fees	(1,479,224)	8%	(864,112)	5%	(615,112)	71%
Board fees	(119,342)	1%	(84,581)	0%	(34,761)	41%
Office and general	(1,097,098)	6%	(940,979)	5%	(156,119)	17%
Personnel expenses	(1,877,672)	11%	(1,762,012)	10%	(115,660)	7%
Rent	(37,374)	0%	(60,079)	0%	22,705	-38%
Research and development	(8,543,836)	49%	(8,261,915)	48%	(281,921)	3%
Travel and meals	(271,207)	2%	(275,036)	2%	3,829	-1%
Total Cash Expenses (TCE)	(17,504,564)	100%	(17,259,196)	100%	(245,368)	1%

Accounting Fees are related to accounting staff and external audit fees. Accounting fees increased by $41,953, or 12%, to $392,360 for the six months ended September 30, 2025, compared to $350,407 for the six months ended September 30, 2024. Accounting Fees were 2% of TCE for both six month periods ended September 30, 2025 and September 30, 2024. The increase of $41,953 is primarily due to additional costs associated with translating our financial statements to USGAAP and complying with new SEC reporting requirements.

Consulting Fees are related to financial advisory and general consulting services. Consulting Fees decreased by $298,056, or 17%, to $1,49 million for the six months ended September 30, 2025, compared to $1.79 million for the six months ended September 30, 2024. Consulting Fees were 9% of TCE for the six months ended September 30, 2025, compared to 10% for the six months ended September 30, 2024.

○	Financial advisory services was $1.10 million for the six months ended September 30, 2025, compared to $1.49 million for the six months ended September 30, 2024. The decrease of $384,144 is primarily due to less fees paid to financial advisors in connection with funds raised by the Company: The Company raised $13.17 million in net proceeds during the six months ended September 30, 2025, compared to $10.31 million during the six months ended September 30, 2024.
○	General consulting services was $391,552 for the six months ended September 30, 2025, compared to $305,465 for the six months ended September 30, 2024. The increase of $86,087 is primarily due to a consulting firm hired to provide business and technology insights ($94,449) during the six months ended September 30, 2025.

Investor Relations and Marketing are related to messaging, marketing, and advertising of the Company and its products to potential users, and to develop general Company and brand awareness as well as investor relations initiatives in media, roadshows, and on social media. Investor Relations and Marketing decreased by $675,568 or 24% to $2.19 million for the six months ended September 30, 2025, compared to $2.87 million for the six months ended September 30, 2024. Investor Relations and Marketing was 13% of TCE for the six months ended September 30, 2025, compared to 17% for the six months ended September 30, 2024. These expenses are currently combined, as the initiatives to market the product and services of the Company and investment in the Company are intertwined and indistinguishable. As the Company begins to market its core products and services, marketing and investor relations expenses will be separated. The decrease in Investor Relations and Marketing is due to:

○	Marketing and investor awareness decreased by $388,265 or 19% to $1.61 million for the six months ended September 30, 2025, compared to $2.00 million for the six months ended September 30, 2024. The decrease is a result of fewer consultants engaged to perform marketing and investor awareness activities during the six months ended September 30, 2025 compared to the six months ended September 20, 2024.
○	Business development decreased by $287,303 or 33% to $582,298 for the six months ended September 30, 2025, compared to $869,601 for the six months ended September 30, 2024. The decrease is a result of fewer consultants engaged to perform business development activities during the six months ended September 30, 2025 compared to the six months ended September 20, 2024.

Legal Fees are related to fees paid to external counsel in the US and Canada. Legal fees increased by $615,112, or 71%, to $1.48 million for the six months ended September 30, 2025, compared to $864,112 for the six months ended September 30, 2024. Legal fees were 8% of TCE for the six months ended September 30, 2025, compared to 5% for the six months ended September 30, 2024. The increase of $615,112 for the six months ended September 30, 2025 was primarily due to increased legal costs associated with the Company becoming a U.S. SEC reporting on April 1, 2025, which requires additional disclosure and reporting.

Board Fees are related to costs associated with Board members. Board Fees increased by $34,761, or 41%, to $119,342 for the six months ended September 30, 2025, compared to $84,581 for the six months ended September 30, 2024. Board Fees were 1% of TCE for the six months ended September 30, 2025, compared to less than 1% for the six months ended September 30, 2024. The increase of $34,761 is due to increased fees paid to board members during the six months ended September 30, 2025, compared to the six months ended September 30, 2024.

Office and General Expenses are related to subscriptions, insurance, transaction fees, and general expenses of the Company. Office and general expenses increased by $156,119, or 17%, to $1.10 million for the six months ended September 30, 2025, compared to $940,979 for the six months ended September 30, 2024. Office and General Expenses was 6% of TCE for the six months ended September 30, 2025, compared to 5% for the six months ended September 30, 2024. The increase of $156,119 for the six months ended September 30, 2025 is primarily due to higher Directors and Officers (“D&O”) insurance premium cost of $124,904 resulting from increased coverage as the Company became a U.S. SEC reporting on April 1, 2025, which requires additional disclosure and reporting.

Personnel expenses are related to general and administrative payroll costs. Personnel expenses increased by $115,660, or 7%, to $1.88 million for the six months ended September 30, 2025, compared to $1.76 million for the six months ended September 30, 2024. Personnel expenses were 11% of TCE for the six months ended September 30, 2025, compared to 10% for the six months ended September 30, 2024. The increase of $115,660 in personnel expenses is primarily due to the higher salaries paid to personnel during the six months ended September 30, 2025, compared to the salaries and fees paid to personnel during the six months ended September 30, 2024.

Rent is related to payments for office and other spaces utilized by the Company. Rent decreased by $22,705, totaling $37,374 for the six months ended September 30, 2025, compared to $60,079 for the six months ended September 30, 2024. Rent expense accounted for less than 1% of TCE for both six month periods ended September 30, 2025 and September 30, 2024.

Research and Development (R&D) is related to payroll and contractor costs associated with developing the Company’s product. R&D increased by $281,921, or 3%, to $8.54 million for the six months ended September 30, 2025, compared to $8.26 million for the six months ended September 30, 2024. R&D was approximately 48-49% of TCE for both six month periods ended September 30, 2025 and September 30, 2024. The increase of $281,921 is primarily due to the higher salaries and fees paid to personnel during the six months ended September 30, 2025, compared to the salaries and fees paid to personnel during the six months ended September 30, 2024.

Travel and Meals are related to expenses related to meals, airfare, transportation, and other related expenses. Travel and Meals decreased by $3,829, or 1%, to $271,207 for the six months ending September 30, 2025, compared to $275,036 for the six months ended September 30, 2024. Travel and Meals remained consistent at 2% of TCE for both six month periods ended September 30, 2025 and September 30, 2024.

NON-CASH EXPENSES – Consisted of the items below. Non-Cash Expenses decreased by $1.17 million, or 35%, to $2.14 million for the six months ended September 30, 2025, compared to $3.31 million for the six months ended September 30, 2024.

	September 30, 2025	% of TNCE	September 30, 2024	% of TNCE	$ Change	% Change
Non-cash expenses
Depreciation	(45,894)	2%	(93,907)	3%	48,013	-51%
Provision for contract settlement	-	0%	(1,252,076)	38%	1,252,076	-100%
Share based payments	(2,090,255)	98%	(1,961,724)	59%	(128,531)	7%
Total Non Cash Expenses (TNCE)	(2,136,149)	100%	(3,307,707)	100%	1,171,558	-35%

Depreciation is related to the decrease in the useful life of computer and other equipment. Depreciation decreased by $48,013, or 51%, to $45,894 for the six months ended September 30, 2025, compared to $93,907 for the six months ended September 30, 2024. The decrease for the six months ended September 30, 2025 is due to certain assets reaching the end of their three-year useful life.

Provision for contract settlement is related to the unbilled balance of the SaaS project terminated in August 2024. Provision for contract settlement was $1.25 million for the six months ended September 30, 2024. There was no comparable expense for the six months ended September 30, 2025.

Share based payments are related to the Black-Scholes valuation and vesting of stock options and Restricted Share Units (RSUs) granted to the Company’s employees, contractors, and consultants. Share-based payments increased by $128,531, or 7%, to $2.09 million for the six months ended September 30, 2025, compared to $1.96 million for the six months ended September 30, 2024. This increase is primarily due to a higher amount of equity grants issued for the six months ended September 30, 2025, compared to the six months ended September 30, 2024. The increase during the six months ended September 30, 2025 was partially offset by a decline in the fair value of RSUs, which are tied to the Class A Subordinate Voting Share price as of the balance sheet date. For a detailed breakdown of the changes, please refer to the table below.

Share based payments	Stock Options	RSUs	Total
Previous years graded vesting	402,225	-	402,225
Previous years RSUs revaluation	-	(251,392)	(251,392)
New grants Q1 2025	76,787	26,668	103,455
New grants Q2 2025	1,027,452	805,605	1,833,057
Cancelled options	(125,621)	-	(125,621)
Balance, September 30, 2024	$1,380,843	$580,881	$1,961,724

Previous years graded vesting	711,710	-	711,710
Previous years RSUs revaluation	-	(1,581,375)	(1,581,375)
New grants Q1 2026	258,056	344,431	602,487
New grants Q2 2026	2,118,326	8,616	2,126,942
RSU milestone conversion	-	230,491	230,491
Balance, September 30, 2025	$3,088,092	$(997,837)	$2,090,255

Total Operating expenses decreased by $926,190, or 5%, to $19.64 million for the six months ended September 30, 2025, compared to $19.13 million for the six months ended September 30, 2024. The decrease for the six months ended September 30, 2025 is primarily due to $1.25 million in non-cash expenses associated with the provision for contract settlement during the six months ended September 30, 2024 that was not present during the six months ended September 30, 2025, as well as a decrease in expenses associated with investor relations and marketing, which decreased by $675,568. The decrease during the six months ended September 30, 2025 was partially offset by increases in legal fees ($615,112) during the six months ended September 30, 2025.

Other Items consisted of the items below. Other Items resulted in a loss of $11,337 for the six months ended September 30, 2025, compared to a gain of $1.43 million for the six months ended September 30, 2024.

	September 30, 2025	% TOI	September 30, 2024	% TOI	$ Change	% Change
OTHER ITEMS:
Grant income	81,909	-722%	56,034	4%	25,875	46%
Other income	501,261	-4421%	49,970	4%	451,291	903%
Gain on derivative liability	-	0%	2,464,873	173%	(2,464,873)	-100%
Accretion expense	-	0%	(453,839)	-32%	453,839	-100%
Interest expense	(12,254)	108%	(293,038)	-21%	280,784	-96%
Legal claim expense	(582,253)	5136%	-	0%	(582,253)	N/A
Provision for losses on related party transactions	-	0%	(396,524)	-28%	396,524	-100%
Total Other Items (TOI)	(11,337)	100%	1,427,476	100%	(1,438,813)	-101%

Grant Income is related to the reimbursement of expenses for amounts spent on project activities related to the grant agreement with Horizon Europe, which is a program delegated by the European Commission. Grant income was $81,909 for the six months ended September 30, 2025, compared to $56,034 for the six months ended September 30, 2024. This project is expected to end in August 2026.

Other Income is related to R&D tax credits and interest received from interest-bearing bank accounts. Other income increased $451,291 to $501,261 for the six months ended September 30, 2025, compared to $49,970 for the six months ended September 30, 2024. This increase is primarily due to $416,208 of R&D tax credits received during the six months ended September 30, 2025.

Gain on derivative liability is the result of measuring the derivative liability embedded in the convertible debenture using the Monte-Carlo binomial. Changes in the estimates during the six months ended September 30, 2024, resulted in a gain on the fair value of derivative liability of the convertible debenture of $2,464,873. There was no such expense during the six months ended September 30, 2025.

Accretion Expense is related to the increase in the carrying value of the discounted value of the convertible debenture converted in 2025. There was no accretion expense during the six months ended September 30, 2025, compared to an expense of $453,839 during the six months ended September 30, 2024.

Interest Expense is related to interest incurred in the conversion of the convertible debenture converted in 2025, interest incurred in the loan payable, and the interest related to the financing of the director’s and officer’s insurance. Interest expense decreased $280,784, or 96%, to $12,254 for the six months ended September 30, 2025, compared to an expense of $293,038 for the six months ended September 30, 2024. This decrease is primarily due to the conversion of the convertible debenture during the six months ended September 30, 2024.

Legal Claim Expense was $582,253 for the six months ended September 30, 2025, compared to nil for the six months ended September 30, 2024. This amount is interest accrued in connection with the David Thomson arbitration award, which was confirmed by the Los Angeles Superior Court during the six months ended September 30, 2025. There was not such expense during the six months ended September 30, 2024.

Provision for Loss on Related Party Transactions was $396,524 for the six months ended September 30, 2024. There was no provision for the six months ended September 30, 2025.

The provision for loss on related party transactions includes amounts due from Cyberlab LLC (“Cyberlab”) and the Spatial Web Foundation (“SWF”), entities controlled or associated with the Company’s founders, Dan Mapes and Gabriel Rene.

●	The related expenses arose primarily from payments made by the Company on behalf of these related parties to third-party vendors.
●	Although these amounts are expected to be settled through future service agreements, management performed a credit assessment in accordance with the current expected credit loss (“CECL”) model under ASC 326. Based on this assessment, management determined that there is significant uncertainty regarding the timing and collectability of these receivables. As of September 30, 2025, management concluded that full repayment is not probable within a reasonable timeframe.

Net Loss increased $376,474, or 2%, to $19.51 million for the six months ended September 30, 2025, compared to a net loss of $19.13 million for the six months ended September 30, 2024.

LIQUIDITY AND CAPITAL RESOURCES

Verses is a development-stage technology cognitive computing company specializing in researching, developing, and selling next generation intelligence software systems. We are primarily focused on developing an intelligence-as-a-service smart software platform called Genius. As described above, for the six month period ended September 30, 2025, we reported Total Cash Expense (“TCE”) of $17.50 million, and for the six month period ended September 30, 2024, we reported TCE of $17.26 million. Our largest cash expense is associated with research and development, comprising $8.54 million or 49% of TCE for the six months ended September 30, 2025; $8.26 million or 48% of TCE for the six month period ended September 30, 2024. We anticipate that research and development will continue to be our largest expense, and that we will continue to have negative operating cash flow for the foreseeable future as we continue to invest in research and product development, as well as commercialization, marketing and sales of our systems and cannot accurately project when we will generate positive operating cash flow. Our average monthly cash used by operating activities, as described below, was $2.69 million per month for the past 24 months and $2.73 million for the past 3 months, which reflects an increase in research and development. We anticipate that our average monthly cash used in operations activity will increase as we commercialize, market, and sell our systems and that over time, the revenue generated from product sales will offset the increased costs commercialization, marketing, and sales and will position the company to generate positive operating cash flow. Our approach to managing liquidity is to ensure, to the extent possible, that we always have sufficient liquidity to meet our obligations as they become due, and we do so by monitoring cash flow and performing budget-to-actual analysis on a regular basis.

The Company has historically raised capital to fund operations, primarily through debt and equity investors, although there is no assurance that it will be able to raise funds in the future. The Company will continue to rely on such financings to generate sufficient amounts of cash and cash equivalents to cover its operating costs, satisfy short and long term capital requirements, and meet growth objectives. The ability of the Company to arrange additional financing in the future will also depend, in part, on prevailing capital market conditions. Any quoted market for the Company’s shares may be subject to market trends generally, notwithstanding any potential success of the Company in creating new revenues, cash flows or earnings.

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

	September 30, 2025	March 31, 2025
Cash	1,209,908	4,816,906
Current assets, including cash	3,450,576	6,183,082
Total Assets	$3,640,241	$6,376,575

Current liabilities	12,819,850	15,106,292
Other liabilities	139,722	139,039
Shareholder’s deficiency	(9,319,331)	(8,868,756)
Total liabilities and shareholder’s deficiency	$3,640,241	$6,376,575

Cash decreased to $1.21 million as of September 30, 2025, compared to $4.82 million as of March 31, 2025. Working capital is current assets minus current liabilities, including the current portion of long-term debt. The Company had a working capital deficit of $9.37 million as of September 30, 2025, compared to a working capital deficit of $8.92 million as of the year ended March 31, 2025.

For the six months ended	September 30, 2025	September 30, 2024	Change
Cash provided by (used) in operating activities	$(18,323,019)	$(16,168,175)	$(2,154,844)
Cash provided by (used) in investing activities	(40,489)	(428,678)	388,189
Cash provided by (used) in financing activities	14,673,207	18,162,469	(3,489,262)
Foreign exchange effect on cash	83,303	(221,845)	305,148
Net change in cash during the period	$(3,606,998)	$1,343,771	$(4,950,769)

Cash used in operating activities is comprised of net loss, add-back of non-cash expenses, and net change in non-cash working capital items. Cash used in operating activities increased by $2.15 million to $18.32 million during the six months ended September 30, 2025, compared to $16.17 million during the six months ended September 30, 2024. The increase is primarily due to a higher variation of cash used to settle accounts payable ($1.56 million), prepaids ($324,422), and the cash allocated to accounts receivable ($241,700).

Cash used in investing activities primarily reflects payments related to Spatial Web Foundation (“SWF”) and Cyberlab LLC (“Cyberlab”), entities controlled or associated with the Company’s founders, Dan Mapes and Gabriel Rene, as well as purchases of computer equipment. During the six months ended September 30, 2025, the Company did not report payments related to SWF and Cyberlab, compared to payments of $398,099 during the six months ended September 30, 2024. Capital expenditures associated with computers and other equipment increased by $9,910 to $40,489 during the six months ended September 30, 2025, compared to $30,579 during the six months ended September 30, 2024.

Cash provided by financing activities relates to the instruments used by the Company to fund its working capital needs. Cash provided by financing activities was $14.67 million during the six months ended September 30, 2025 compared to $18.16 million during the six months ended September 30, 2024.

○	During the six months ended September 30, 2025 the Company received (used)

-	Received $13.17 million net proceeds from the issuance of Units.
-	Received $1.57 million net proceeds from the issuance of equity instruments.
-	Used $(67,732) as expenses related to the European Grant (Horizon Europe, which is a program delegated under the European Commission).
-	Used $(1.94) million on the repayment of loans.

○	During the six months ended September 30, 2024 the Company received (used)

-	Received $10.00 million for the issuance of convertible debentures.
-	Received $6.94 million net proceeds from the issuance of special warrants.
-	Received $1.32 million net proceeds from the issuance of Units.
-	Received $1.73 million from the issuance of equity instruments.
-	Used $(2.00) million on the repayment of promissory notes.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Principal Executive Officer and Principal Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of September 30, 2025, the end of the period covered by this Quarterly Report on Form 10-Q. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost benefit relationship of possible controls and procedures. Based on such evaluation, our Principal Executive Officer and Principal Financial Officer have concluded that, as of the end of the period covered by this report, our disclosure controls and procedures were not effective  to ensure that the information required to be disclosed by us in the reports that we file or submit under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in SEC’s rules and forms and (ii) accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosures.

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

Changes in Internal Control Over Financial Reporting

Other than as described above, there have been no changes in our internal control over financial reporting that occurred during our last fiscal quarter ended September 30, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

On July 13, 2022, David Thomson, a former independent contractor, filed a claim against one of the Company’s U.S. subsidiaries, Verses Technologies USA Inc. (“VTU”), Cyberlab LLC (“Cyberlab”), and two directors/officers of the Company in Los Angeles Superior Court. The claim alleged violations of various sections of the California Corporations Code, breach of contract, breach of the implied covenant of good faith and fair dealing, and unjust enrichment. Plaintiff claimed as much as $5,000,000 in damages, subject to proof. On September 1, 2022, VTU filed an answer denying any wrongdoing, and also made its own counterclaim against Mr. Thomson. The cross-claims against David Thomson included: (i) misappropriation of trade secrets; (ii) breach of contract; (iii) violation of the California Computer Data Access and Fraud Act (“CDAFA”); and (iv) violation of the Economic Espionage Act along with three additional cross-claims (alleging violation of the Computer Fraud and Abuse Act, conversion, violation of the Stored Communications Act, respectively) that were subsequently dismissed by the Court. VTU, for its part, sought to recover both compensatory and punitive damages from Mr. Thomson, as well as restitution of any ill-gotten gains and an award of reasonable attorneys’ fees. The arbitration was conducted for a total of 13 days over a period from February 5 through April 3, 2024, via a single arbitrator at the American Arbitration Association. The CDAFA claim was dismissed by the Arbitrator, but the claims for trade secret misappropriation, breach of contract and unjust enrichment were allowed to move forward. A final arbitration award was issued on May 17, 2024. The final award imposed liability against: (i) VTU, jointly and severally with Cyberlab, LLC, a company owned by the Company’s former president and current President Emeritus, Director of Global Development and a director of the Company, Dan Mapes, in the amount of $6,307,258, inclusive of interest; and (ii) Cyberlab, LLC, VTU and its principals, Gabriel René and Dan Mapes, jointly and severally, for damages in the amount of $1,900,000, interest of $709,973 costs of $64,303 and the fees of plaintiff’s counsel totaling $920,231. To resolve their part of joint and several liability, Mr. René and Mr. Mapes are working toward satisfying the portion of the award that applies to them as individuals, including $1,666,000 proceeds from insurance. The remaining liability belongs to VTU. Initial good faith payments of $1,791,000 have been made to the claimant. On January 24, 2025, Mr. Thomson filed a Petition to Confirm the Arbitration Award with the Los Angeles Superior Court. A hearing on the Petition was held and on May 8, 2025, the Petition was confirmed for approximately $9,900,000 million together with interest accrued thereon. We recorded the total amount of this award as an expense incurred during our fiscal year ended March 31, 2024, while in the following fiscal year we recorded as income the $1,666,000 insurance payment received by Mr. Mapes and Mr. Rene, which was partially offset by an aggregate of $817,787 of interest that accrued on the total award during the most recently completed fiscal year ended.

On August 10, 2024, the Company learned that a complaint (the “Complaint”) had been filed in the Los Angeles Superior Court on June 21, 2024 by a former employee (the “Complainant”) against one of the Company’s US subsidiaries (VERSES, Inc. or “VINC”) and one of its employees in their individual capacity. The Complainant worked for VINC but had been terminated several weeks prior by VINC for poor work performance. The Complaint alleges, inter alia, gender harassment; gender discrimination; race discrimination; race harassment; retaliation; and wrongful termination, while seeking to recover as much as US$3,500,000 in general and special compensatory damages, subject to proof. The Company (and VINC) for its part, disputes the allegations, and considers the Complainant’s termination to have been completely proper and justified under applicable law. VINC was properly served with a copy of the Complaint (and associated summons) and it filed an Answer to the allegations raised therein on September 24, 2024. The employment contract with the Complainant contained an arbitration clause, and VINC’s counsel timely moved to compel arbitration (the “VINC Motion”) and a hearing was held on April 1, 2025. The tentative ruling from the Los Angeles Superior Court (the “Court”) denied the VINC Motion, finding that the Ending Forced Arbitration of Sexual Assault and Sexual Harassment Act of 2021 (“EFAA”) was applicable to the Complainant’s “gender harassment” claim and that the Complainant had the option to bring her claims to the Court instead of arbitration. The Court allowed for limited oral advocacy during which VINC’s counsel argued that the arbitration clause should be enforced. The Court took the matter under submission but, after due deliberation, reaffirmed its original conclusions. The Complainant served VINC with discovery requests, and responses were sent on May 8, 2025. The Court assigned a trial date of July 10, 2026, and also asked the parties to engage in informal mediation via a court sponsored alternative dispute resolution program. A post-mediation status conference is scheduled for Sept. 15, 2025 where the parties have been instructed to summarize the outcome of the mediation process.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 5. OTHER INFORMATION

Rule 10b5-1 Trading Plans

During the fiscal quarter ended September 30, 2025, none of the Company’s directors or executive officers adopted or terminated any contract, instruction or written plan for the purchase or sale of Company securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement.”

ITEM 6. EXHIBITS

Exhibit No.	Description
31.1*	Certification of Chief Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Chief Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to Rule 13a-14(b) of the Exchange Act and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	Inline XBRL Instance Document
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104*	Cover Page Interactive Data File - the cover page from the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2025 is formatted in Inline XBRL

*	Filed herewith.

**	Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

VERSES AI INC.

Date: November 13, 2025	By:	/s/ Gabriel René
Gabriel René
Chief Executive Officer
(Principal Executive Officer)

Date: November 13, 2025	By:	/s/ James Christodoulou
James Christodoulou
Chief Financial Officer
(Principal Financial Officer)

-52-