Form 10-Q
period 2025-12-31
Verses AI Inc.
filed 2026-02-20
CIK 1879001

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended: December 31, 2025

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

The number of the issuer’s Class A Subordinate Voting Shares, without par value, outstanding at February 13, 2026 was 12,680,005.

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

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

VERSES AI INC.

CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED DECEMBER 31, 2025 and 2024

(Expressed in United States dollars)

VERSES AI INC.

Condensed Consolidated Interim Balance Sheet

(Expressed in United States dollars)

		December 31, 2025	March 31, 2025
	Notes	(Unaudited)	(Audited)
ASSETS
CURRENT
Cash and restricted cash	3	$67,954	$4,816,906
Accounts receivable		164,000	-
Deferred financing costs		-	118,546
Work in progress		-	6,654
Tax receivable		761,962	604,912
Prepaid expenses	12	1,105,789	636,064
		2,099,705	6,183,082
Due from related parties	8	70,449	68,080
Equipment	6, 13	120,290	125,413
TOTAL ASSETS		$2,290,444	$6,376,575
LIABILITIES
CURRENT
Accounts payable	8	$3,141,081	$2,036,916
Accrued liabilities		79,891	41,736
Deferred grant	3	41,739	67,732
Deferred revenue		-	100,000
Provision for legal claim	22	9,640,094	8,948,085
Convertible debentures	15	1,832,770	-
Restricted share unit liability	7	611,592	3,911,823
		15,347,167	15,106,292
Loans payable	6	141,036	139,039
TOTAL LIABILITIES		15,488,203	15,245,331
SHAREHOLDERS’ DEFICIENCY
Class A Subordinate Voting Shares, without par value: unlimited authorized; 12,618,775 and 7,825,571 issued and outstanding, respectively	10	118,580,460	105,477,150
Additional paid-in capital	10, 11	23,368,424	15,891,737
Accumulated other comprehensive loss		(601,456)	(675,018)
Deficit		(154,545,187)	(129,562,625)
TOTAL SHAREHOLDERS’ DEFICIENCY		(13,197,759)	(8,868,756)
TOTAL LIABILITIES AND SHAREHOLDERS’ DEFICIENCY		$2,290,444	$6,376,575

The accompanying notes are an integral part of these condensed consolidated interim financial statements.

VERSES AI INC.

Unaudited Condensed Consolidated Interim Statements of Operations

For the three and nine months ended December 31, 2025 and 2024

(Expressed in United States dollars)

	Three months ended		Nine months ended
	December 31,		December 31,
	2025	2024	2025	2024
REVENUE	$417,932	$-	$818,632	$155,000
COST OF REVENUE (excluding depreciation)	(292,552)	-	(547,103)	(145,000)
GROSS PROFIT	125,380	-	271,529	10,000

Operating expenses:
Selling, general and administrative expenses	(5,534,743)	(13,259,580)	(25,175,456)	(33,826,482)

OPERATING INCOME (EXPENSE)	(5,409,363)	(13,259,580)	(24,903,927)	(33,816,482)

Other income/(expense), net	(67,298)	(3,551,470)	(78,635)	(457,994)

NET LOSS	(5,476,661)	(16,811,050)	(24,982,562)	(34,274,476)
Loss Per Class A Subordinate Voting Shares - Basic and Diluted	$(0.47)	$(2.63)	$(2.50)	$(7.12)
Loss Per Class B Proportionate Voting Shares - Basic and Diluted	$(2.94)	-	$(15.60)	-
Class A Subordinate Voting Shares used in computing earnings per share - Basic and Diluted	11,253,519	6,386,293	9,858,896	4,811,546
Class B Proportionate Voting Shares used in computing earnings per share - Basic and Diluted	61,082	-	23,909	-

The accompanying notes are an integral part of these condensed consolidated interim financial statements.

VERSES AI INC.

Unaudited Condensed Consolidated Interim Statements of Comprehensive Loss

For the three and nine months ended December 31, 2025 and 2024

(Expressed in United States dollars)

	Three months ended		Nine months ended
	December 31,		December 31,
	2025	2024	2025	2024
NET LOSS	(5,476,661)	(16,811,050)	(24,982,562)	(34,274,476)

Change in foreign currency translation	(9,741)	562,012	73,562	340,038

NET COMPREHENSIVE LOSS	$(5,486,402)	$(16,249,038)	$(24,909,000)	$(33,934,438)

The accompanying notes are an integral part of these consolidated financial statements.

VERSES AI INC.

Unaudited Condensed Consolidated Interim Statements of Shareholders’ Deficiency

For the three and nine months ended December 31, 2025 and 2024

(Expressed in United States dollars)

	Number of Class B Proportionate Voting Shares	Number of Class A Subordinate Voting Shares	Share Capital	Additional paid-in capital	Obligation to Issue Shares	Accumulated Other Comprehensive Loss	Deficit	Total Shareholders’ Deficiency
Balance, March 31, 2024	370,370	3,205,319	$62,472,187	$13,342,560	$-	$(920,958)	$(86,569,901)	$(11,676,112)
Exercise of options and warrants	-	102,383	2,713,826	(987,543)	-	-	-	1,726,283
Stock options granted	-	-	-	1,380,843	-	-	-	1,380,843
Conversion of Class B Proportionate Voting shares into Class A Subordinate Voting shares	(370,370)	2,314,815	-	-	-	-	-	-
Shares issued for services	-	1,852	49,714	-	-	-	-	49,714
Special warrants proceeds received converted to shares (net)	-	370,370	6,758,974	181,394	-	-	-	6,940,368
Issuance of units for cash (net)	-	231,481	3,231,158	134,813	-	-	-	3,365,971
Foreign exchange difference	-	-	-	-	-	(221,974)	-	(221,974)
Net loss	-	-	-	-	-	-	(19,129,427)	(19,129,427)
Balance, September 30, 2024	-	6,226,220	$75,225,859	$14,052,067	$-	$(1,142,932)	$(105,699,328)	$(17,564,334)
Exercise of options and warrants	-	22,223	291,522	-	-	-	-	291,522
Stock options granted	-	-	-	793,124	-	-	-	793,124
Special warrants proceeds received (net)	-	-	-	58,290	1,139,570	-	-	1,197,860
Issuance of units for cash (net)	-	310,123	2,701,865	107,228	-	-	-	2,809,093
RSU settlement	-	12,346	284,417	-	-	-	-	284,417
Foreign exchange difference	-	-	-	-	-	562,012	-	562,012
Net loss	-	-	-	-	-	-	(16,811,050)	(16,811,050)
Balance, December 31, 2024	-	6,570,911	$78,503,663	$15,010,709	$1,139,570	$(580,920)	$(122,510,378)	$(28,437,356)

Balance, March 31, 2025	-	7,825,571	$105,477,150	$15,891,737	$-	$(675,018)	$(129,562,625)	$(8,868,756)
Stock options granted	-	-	-	3,088,086	-	-	-	3,088,086
Additional interest convertible debenture	-	4,254	3,668	-	-	-	-	3,668
Issuance of Units for cash (net)	-	1,924,430	12,013,902	1,156,535	-	-	-	13,170,437
Exercise of options and warrants	-	250,000	2,900,227	(1,327,787)	-	-	-	1,572,440
RSUs converted	-	133,686	1,137,392	-	-	-	-	1,137,392
Conversion of Class A Subordinate Voting shares into Class B Proportionate Voting shares	198,517	(1,240,741)	-	-	-	-	-	-
Foreign exchange difference	-	-	-	-	-	83,303	-	83,303
Net loss	-	-	-	-	-	-	(19,505,901)	(19,505,901)
Balance, September 30, 2025	198,517	8,897,200	$121,532,339	$18,808,571	$-	$(591,715)	$(149,068,526)	$(9,319,331)
RSUs converted	-	7,500	20,550	-	-	-	-	20,550
Stock options granted	-	-	-	1,096,220	-	-	-	1,096,220
Warrants granted convertible debenture	-	-	-	45,361	-	-	-	45,361
Equity financing with contingent consideration (net)	-	2,473,334	495,880	-	-	-	-	495,880
Equity financing - issuance costs	-	-	(3,468,309)	3,418,272	-	-	-	(50,037)
Conversion of Class B Proportionate Voting shares into Class A Subordinate Voting shares	(198,517)	1,240,741	-	-	-	-	-	-
Foreign exchange difference	-	-	-	-	-	(9,741)	-	(9,741)
Net loss	-	-	-	-	-	-	(5,476,661)	(5,476,661)
Balance, December 31, 2025	-	12,618,775	$118,580,460	$23,368,424	$-	$(601,456)	$(154,545,187)	$(13,197,759)

The accompanying notes are an integral part of these consolidated financial statements.

VERSES AI INC.

Unaudited Condensed Consolidated Interim Statements of Cash Flows

For the nine months ended December 31, 2025 and 2024

(Expressed in United States dollars)

For the period ended	December 31, 2025	December 31, 2024
Cash provided by (used in):
OPERATING ACTIVITIES
Net loss	$(24,982,562)	$(34,274,476)
Adjustments to reconcile net losses to net cash used in operating activities:
Accretion expense	3,155	719,195
Depreciation	70,408	138,088
Fair value gain on derivative liability	-	(546,121)
Foreign exchange effect on convertible debenture	-	204,694
Interest due from related parties loan	(2,369)	(2,369)
Interest expense	25,291	545,000
Issuance of shares for advisory units	-	49,714
Provision for contract settlement	-	1,252,076
Provision for legal claim	692,009	-
Restricted shares units	(3,300,231)	-
Share based payments	5,336,681	8,855,582
Changes in operating assets and liabilities:
Accounts payable and accrued liabilities	1,134,893	289,726
Accounts receivable	(164,000)	100,000
Contract assets and unbilled revenue	6,654	(242,959)
Deferred financing costs	118,546	80,993
Deferred revenue	(100,000)	100,000
Prepaid expenses	(469,725)	(58,082)
Provision for legal claim	-	(1,791,000)
Tax receivable	(157,050)	(182,822)
Net cash used in operating activities	(21,788,300)	(24,762,761)
INVESTING ACTIVITIES
Investment in equipment	(65,285)	(30,580)
Net cash used in investing activities	(65,285)	(30,580)
FINANCING ACTIVITIES
Deferred grant	(25,993)	122,748
Proceeds from issuance of contingent consideration	495,880	-
Contingent consideration issuance costs	(50,037)	-
Proceeds from issuance of convertible debentures	1,934,170	10,000,000
Convertible debentures issuance costs	(69,527)
Proceeds from issuance of Units	14,930,232	6,690,340
Units issuance costs	(1,759,795)	(515,276)
Proceeds from issuance of special warrants	-	8,511,105
Special warrant issuance costs	-	(372,877)
Proceeds from issuance of equity instruments	1,572,440	2,017,805
Repayments of loans	(1,938)	(2,005,815)
Net cash provided by financing activities	17,025,432	24,448,030
Foreign exchange effect on cash	79,201	329,535
Net change in cash during the period	(4,748,952)	(15,776)
Cash, beginning of the period	4,816,906	892,727
Cash, end of the period	$67,954	$876,951

Supplemental cash flow information (Note 19).

The accompanying notes are an integral part of these condensed consolidated interim financial statements.

1.	NATURE OF BUSINESS AND GOING CONCERN

Verses is a cognitive computing company focused on developing next generation artificial intelligence software, known as agentic AI, that is designed to support and improve decision making and take actions, we intend to license this software-as-a-service to individuals and companies. Our software is based on the fundamental principles of neuroscience and the way that the human brain learns and makes decisions in a process known as Active Inference, which we have configured to create a proprietary process. Active inference focuses on making predictions based on learning and dynamic reasoning from new and changing information, unlike many existing AI processes like Large Language Models (LLMs) that rely solely on fixed rules, large amounts of historical data, or static models.

In early 2024 we launched a private beta program of our software with a few select users with whom we had existing business relationships, and during the second half of 2024 we launched a public beta program for a broader number of users and developers. In April 2025, we released our flagship product, an innovative agentic software platform called Genius, which uses our proprietary technology based Active Inference to support and improve domain-specific decision making by providing insight when where there is volatility, uncertainty, complexity, or ambiguity in the input data. Genius integrates key customer inputs with internally generated and externally sourced data to develop cause and effect models with explainable probabilistic projections, forecasts, and comparative results. The Company intends to continue to develop Genius to improve the ease of integrating Genius into a client’s existing technology stack, data architecture, governance, and workflows as well as increase its predictive accuracy, transparency, and auditability. To make Genius available to a larger universe of potential users, we offer a range of pricing packages that includes flat fee or profit share options, as well as variable pricing options based on complexity and usage criteria such as number of users, transactions, inferences, transactions, and input parameters.

Based on user feedback and the results of our beta program, we have implemented a highly targeted a go-to-market strategy which we call our “Lighthouse” strategy that will initially focus our efforts to license an enterprise version of Genius to financial institutions and asset managers that manage more than $100 million of assets under management such as pension funds and other institutional fund managers including: sovereign funds, insurance companies, university and other endowments, hedge funds, and family offices, all of whom are estimated to collectively manage hundreds of trillions of dollars in long-duration capital. Genius is designed to help these funds improve their performance by integrating their key internal inputs such as asset performance assumptions, portfolio constraints, and investment strategies, with third-party market, economic, and other data to developed structured and auditable multi-year investment risk and return projections, probabilistic forecasts, and comparative results based on various asset allocation, portfolio rebalancing, and liquidity criteria.

Our targeted financial institutions are high-value, high-impact entities that manage large, diversified portfolios of various asset classes, and Genius can assist their investment teams to make class allocation decisions that increase returns and manage risk. Genius helps investment teams compare and optimize various asset allocation mixes by projecting how different mixes and different portfolio strategies may perform across a range of scenarios. Each target client will provide us with real world results that will allow us to continue to develop and improve Genius that can then be applied to other clients in the same sector and other sectors. During the coming quarters, we plan to expand from our initial target sector into others, such as robotics, logistics, and infrastructure management.

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

For the nine-month period ending December 31, 2025, the Company incurred a net loss of $24,982,562 (December 31, 2025 - $34,274,476), which was primarily funded by the issuance of Units, exercise of equity instruments (Note 10), and convertible debentures. As of December 31, 2025, the Company has an accumulated deficit of $154,545,187 (March 31, 2025 - $129,562,625). The Company’s ability to continue its operations and to realize its assets at their carrying values is dependent upon obtaining additional financing and generating revenues sufficient to cover its operating costs and working capital deficit.

The ability of the Company to raise additional capital sufficient to continue operations is dependent, in part, on the progress of its technology development and continued investor support. The material uncertainty of these items raises substantial doubt about the Company’s ability to continue as a going concern. These consolidated financial statements do not give effect to any adjustments, which would be necessary should the Company be unable to raise additional capital to continue as a going concern. In such circumstances, the Company would be required to realize its assets and discharge its liabilities outside of the normal course of business, and the amounts realized could differ materially from those reflected in these consolidated financial statements.

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

Details of the Company’s Subsidiaries at December 31, 2025 and March 31, 2025 are as follows:

Name	Place of Incorporation	December 31, 2025 Interest	March 31, 2025 Interest
Verses Technologies USA, Inc. (formerly Verses Labs Inc.) (“VTU”)	Wyoming, USA	100%	100%
Verses Operations Canada Inc. (“VOC”)	British Columbia, CA	100%	100%
Verses Logistics Inc. (“VLOG”)	Wyoming, USA	100%	100%
Verses Realities Inc. (“VRI”)	Wyoming, USA	Dissolved	100%
Verses Inc. (“VINC”)	Wyoming, USA	100%	100%
Verses Health Inc. (“VHE”)	Wyoming, USA	Dissolved	100%
Verses Global BV (“VBV”)	Netherlands	100%	100%
Verses Solutions Inc (“VSI”)	Wyoming, USA	100%	100%

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

Under the grant agreement, VBV received $226,877 (€209,056) on July 24, 2024 and $169,000 (€146,339) on November 7, 2025. The funds under this agreement are to reimburse the Company for amounts spent on the project. The Company is required to submit their costs incurred related to the project and only approved expenses under the project are reimbursed.

Of the expenses incurred in connection with the grant agreement, $14,699 (March 31, 2025 - $17,944) are included in accounts payable, with $28,609 (March 31, 2025 - $67,732) remaining in restricted cash as of December 31, 2025. Grant income of $210,339 (December 31, 2024 - $98,105) was recognized during the nine months ended December 31, 2025.

	December 31, 2025	March 31, 2025
Balance, beginning of the year	$67,732	$-
Grant received	169,000	226,877
Expenses on the project	(199,959)	(156,885)
Exchange difference	4,966	(2,260)
Balance, end of the period	$41,739	$67,732

4.	REVENUE

The Company recognized revenues from contracts with customers in accordance with the following timing under ASC 606 Revenue from Contracts with Customers.

	Three months ended December 31,		Nine months ended December 31,
	2025	2024	2025	2024
Recognized at a point in time (1)	$385,250	$-	$685,250	$155,000
Recognized over the duration of contracts (2)	32,682	-	133,382	-
Total	$417,932	$-	$818,632	$155,000

(1)	Includes revenues from completed Proof of Concept contracts (“POCs”) and software implementation services.
(2)	Includes revenue from Software as a Service (“SaaS”).

On August 14, 2024, the Company announced the existing SaaS contract with its customer was terminated by both parties. As a result, the Company has recorded a provision for the contract settlement for $1,252,076 on June 30, 2024.

5.	COST OF REVENUE

The Company’s cost of revenue is summarized as follows:

	Three months ended		Nine months ended
	December 31,		December 31,
	2025	2024	2025	2024
Cost of Revenue from POCs and software implementation	$269,675	$-	$479,675	$145,000
Cost of Revenue from SaaS	22,877	-	67,428	-
	$292,552	$-	$547,103	$145,000

6.	LOANS PAYABLE

Loan activity consisted of the following:

For the period ended	December 31, 2025	March 31, 2025
Balance, beginning of the year	$139,039	$140,904
Repayment	(1,938)	(7,106)
Interest expense	3,935	5,241
Balance, end of the period	$141,036	$139,039

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

Options to purchase Subordinate Voting Shares have been granted to directors, employees, and consultants as follows:

Expiry date	Average Remaining Contractual Life in Years	Exercise Price (CAD$)	Exercise Price (USD$ equivalent) (1)	Outstanding
June 16, 2027	1.46	21.60	15.76	103,703
September 4, 2027	1.68	7.44	5.43	125,000
September 16, 2027	1.71	27.00	19.70	19,072
April 28, 2028	2.33	44.55	32.50	3,703
December 15, 2028	2.96	32.85	23.97	345,204
December 23, 2028	2.98	30.51	22.26	136,290
April 15, 2029	3.29	30.78	22.46	8,794
July 3, 2029	3.51	29.01	21.17	142,808
May 26, 2030	4.40	12.57	9.17	33,334
September 19, 2030	4.72	6.90	5.03	261,726
October 1, 2030	4.75	7.55	5.51	105,000
	2.91	20.23	14.76	1,284,634

(1)	Converted at balance sheet rate.

A summary of the Company’s Options as of December 31, 2025, and changes for previous financial year end is as follows:

	Number of stock options	Weighted Average Exercise Price (CAD$)	Weighted Average Exercise Price (USD$ equivalent) (1)
Outstanding, March 31, 2024	542,334	$32.09	$23.42
Granted	364,099	27.39	19.98
Exercised	(51,235)	23.22	16.94
Cancelled	(84,314)	35.37	25.81
Outstanding, March 31, 2025	770,884	30.10	21.96
Granted	775,060	7.89	5.76
Exercised	(250,000)	8.66	6.32
Expired	(11,310)	33.89	24.73
Outstanding, December 31, 2025	1,284,634	20.23	14.76
Exercisable, December 31, 2025	1,039,271	$23.64	$17.25

(1)	Converted at balance sheet rate.

During the nine month period ended December 31, 2025:

-	11,310 Options at an average exercise price of CAD$33.89 ($24.73 at balance sheet rate) belonging to inactive employees expired according to the Plan.
-	250,000 Options, which were granted on July 24, 2025 to Consultant “B”, were exercised at an exercise price of CAD$8.66 for the net proceeds of $1,572,440. The original fair value of these Options of $1,327,787 was reclassified from additional paid-in capital to share capital upon exercise.

On October 1, 2025, the Company 105,000 Options to the consultants listed below at an exercise price of CAD$7.55 ($5.51 at balance sheet rate), vesting on the grant date, that expire 5 years after the date of grant.

●	Consultant “E” 37,500
●	Consultant “F” 37,500
●	Consultant “P” 20,000
●	Consultant “I” 10,000

These Options were fair valued at $470,072 using the Black-Scholes option pricing model with the following assumptions:

	CAD$	$
Share price at grant date	$7.55	$5.51
Risk-free interest rate	2.73%	2.73%
Expected life	5 years	5 years
Expected volatility	118.4%	118.4%
Expected forfeitures	0%	0%
Expected dividends	Nil	Nil
Grant date fair value per option	$6.24	$4.48

On October 1, 2025, what remains subject to shareholder approval, the Company repriced 849,263 outstanding Options to acquire Class A Common shares of the Company to an exercise price of CAD$7.55 ($5.51 at balance sheet rate).

Original vesting terms and expiry date of the repriced stock options were maintained according to the original certificate agreement.

On October 1, 2025, the Company cancelled an aggregate of 90,313 Options and 46,296 RSUs in accordance with the rescission agreements as these Options and RSUs were initially granted to entities and not individuals as required by the Plan.

A total of 90,313 Options (the “Replacement Options”) and 46,296 RSUs (the “Replacement RSUs”) were granted on the same date to individuals related to the original entities. Original vesting terms and exercise price of the Replacement Options and Replacement RSUs were maintained according to the original certificate agreement. The Replacement Options have a 5-year expiry. The Company did not incur any additional costs related to the Replacement Options and Replacement RSUs.

On September 19, 2025, the Company granted 261,726 Options to employees and independent contractors of the Company with an exercise price of CAD$6.90 ($5.03 at balance sheet rate), expiring in 5 years, of which 218,247 will vest 25% every quarter subsequent to the vesting start date, and 43,479 with vest 25% on the date that is one (1) year from the vesting start date and 6.25% every subsequent quarter.

These Options were fair valued at $1,092,915 using the Black-Scholes option pricing model with the following assumptions:

	CAD$	$
Share price at grant date	$6.90	$5.00
Risk-free interest rate	2.74%	2.74%
Expected life	5 years	5 years
Expected volatility	120.6%	120.6%
Expected forfeitures	0%	0%
Expected dividends	Nil	Nil
Grant date fair value per option	$5.76	$4.18

During the nine month period ended December 31, 2025, the Company recognized $739,732 as share-based payment for these Options using the graded vesting method over the vesting period.

On September 4, 2025, the Company granted 125,000 Options to the consultant “B” with an exercise price of CAD$7.44 ($5.43 at balance sheet rate), expiring in 2 years, and vesting on the grant date. These Options were fair valued at $414,244 using the Black-Scholes option pricing model with the following assumptions:

	CAD$	$
Share price at grant date	$7.44	$5.45
Risk-free interest rate	2.47%	2.47%
Expected life	5 years	5 years
Expected volatility	120.6%	120.6%
Expected forfeitures	0%	0%
Expected dividends	Nil	Nil
Grant date fair value per option	$4.58	$3.31

On July 24, 2025, the Company granted 250,000 Options to the consultant “B” with an exercise price of CAD$8.66 ($6.32 at balance sheet rate), expiring in 5 years, and vesting on the grant date. These Options were fair valued at $1,327,787 using the Black-Scholes option pricing model with the following assumptions:

	CAD$	$
Share price at grant date	$8.66	$6.35
Risk-free interest rate	3.10%	3.10%
Expected life	5 years	5 years
Expected volatility	120.6%	120.6%
Expected forfeitures	0%	0%
Expected dividends	Nil	Nil
Grant date fair value per option	$7.24	$5.31

On May 26, 2025, the Company granted 16,667 Options to the consultant “E” and 16,667 Options to the consultant “F” with an exercise price of CAD$12.57 ($9.17 at balance sheet rate), expiring in 5 years, and vesting on the grant date. These Options were fair valued at $258,056 using the Black-Scholes option pricing model with the following assumptions:

	CAD$	$
Share price at grant date	$12.57	$9.21
Risk-free interest rate	2.92%	2.92%
Expected life	5 years	5 years
Expected volatility	123.9%	123.9%
Expected forfeitures	0%	0%
Expected dividends	Nil	Nil
Grant date fair value per option	$10.63	$7.74

On December 23, 2024, the Company granted 49,444 Options to employees and independent contractors of the Company with an exercise price of CAD$30.51 ($22.26 at balance sheet rate), expiring in 5 years, with 25% vesting on the date that is one (1) year from the vesting start date and 6.25% every subsequent quarter.

During the nine month period ended December 31, 2025, the Company recognized $201,281 as share-based payment for these Options using the graded vesting method over the vesting period.

On December 23, 2024, the Company granted 86,852 Options to consultants of the Company with an exercise price of CAD$30.51 ($22.26 at balance sheet rate), expiring in 5 years, where 33.33% of these Options vested on the grant date and 33.33% will vest every 6 months after the grant date.

During the nine month period ended December 31, 2025, the Company recognized $406,762 as share-based payment for these Options using the graded vesting method over the vesting period.

On July 3, 2024, the Company granted 85,682 Options to employees and independent contractors of the Company with a weighted average exercise price of CAD$29.10 ($21.23 at balance sheet rate), expiring in 5 years, with 25% vesting on the date that is one (1) year from the vesting start date and 6.25% every subsequent quarter.

During the nine month period ended December 31, 2025, the Company recognized $235,341 as share-based payment for these Options using the graded vesting method over the vesting period.

On April 15, 2024, the Company granted 4,260 Options to employees and independent contractors of the Company with a weighted average exercise price of CAD$33.86 ($24.70 at balance sheet rate), expiring in 5 years, with 25% vesting on the date that is one (1) year from the vesting start date and 6.25% every subsequent quarter.

During the nine month period ended December 31, 2025, the Company recognized $9,720 as share-based payment for these Options using the graded vesting method over the vesting period.

On December 15, 2023, the Company granted 347,952 Options to employees and independent contractors of the Company with an exercise price of CAD$36.45 ($26.59 at balance sheet rate), expiring in 5 years, where 173,186 of these Options vest on the grant date, based on previous commitments, and 6.25% every subsequent quarter.

During the nine month period ended December 31, 2025, the Company recognized $121,317 as share-based payment for these Options using the graded vesting method over the vesting period.

The table below consolidates the position of the Options granted related to consultants of the Company:

Consultant	Total granted amount	Exercised - Inception to March 31, 2025	Outstanding March 31, 2025	Granted Q3-2026 (ytd)	Exercised Q3-2026 (ytd)	Cancelled Q3-2026 (ytd)	Outstanding December 31, 2025	% of the total
A	64,815	(55,556)	9,259	-	-	-	9,259	2.5%
B	64,814	(9,259)	55,555	375,000	(250,000)	-	180,555	47.8%
C	55,555	(44,444)	11,111	-	-	-	11,111	2.9%
D	44,444	-	44,444	-	-	-	44,444	11.8%
E	23,889	-	23,889	16,667	-	-	40,556	10.7%
F	3,704	-	3,704	16,667	-	-	20,371	5.4%
G	14,815	(14,815)	-	-	-	-	-	0.0%
H	14,815	-	14,815	-	-	-	14,815	3.9%
I	12,963	-	12,963	-	-	-	12,963	3.4%
J	12,963	(10,556)	2,407	-	-	-	2,407	0.6%
K	9,259	(9,259)	-	-	-	-	-	0.0%
L	7,407	-	7,407	-	-	-	7,407	2.0%
M	6,481	-	6,481	-	-	-	6,481	1.7%
N	6,481	-	6,481	-	-	-	6,481	1.7%
O	4,457	-	4,457	-	-	-	4,457	1.2%
P	3,704	-	3,704	-	-	-	3,704	1.0%
Q	3,704	-	3,704	-	-	-	3,704	1.0%
Others	10,577	(1,235)	9,342	-	-	(617)	8,725	2.3%
Total	364,847	(145,124)	219,723	408,334	(250,000)	(617)	377,440	100.0%

b)	Restricted Shares Units

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

On December 30, 2025, the Company’s Board of Directors approved the cancellation of all outstanding RSUs held by certain consultants, including RSUs that had previously vested and been settled in shares. Pursuant to executed rescission agreements, all unvested RSUs were canceled without consideration, and all vested shares previously issued upon settlement of RSUs were surrendered by the grantees and canceled.

As a result of the rescission, the Company recorded the following during the period a reversal of previously recognized share-based compensation expense related to unconverted RSUs of $181,887. Details of the canceled RSUs are as follows:

○	Consultant “P” - 20,000 RSUs - USD38,397
○	Consultant “E” - 37,037 RSUs - USD71,745
○	Consultant “F” - 37,037 RSUs - USD71,745

On December 1, 2025, the Company converted 7,500 RSUs issued to independent contractors granted on September 19, 2025. These RSUs were valued based on the prevailing market price of one Share on the conversion date, and the Company recognized $20,550 as share capital.

On October 1, 2025, the Company granted 20,000 RSUs to consultant “P” vesting on the grant date. The Company recognized $38,397 as share-based payment during the nine month period ended December 31, 2025.

On September 19, 2025, the Company granted 30,000 RSUs to independent contractors of the Company, expiring in 5 years, which vest 25% every quarter after the grant date. These RSUs were fair valued based on the prevailing market price of one Share on the balance sheet date. The Company recognized $32,054 as share-based payment during the nine month period ended December 31, 2025.

On July 28, 2025, the Company converted 40,742 RSUs, of which 18,519 RSUs to consultant “E” and 18,519 RSUs to consultant “F” based on the completion of the milestones of funding the company in aggregate greater than CAD$50 million. The Company also converted 3,704 to other consultants. These RSUs were valued based on the prevailing market price of one Share on the completion date, and the Company recognized an expense of $230,491 during the nine month period ended December 31, 2025.

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

On May 26, 2025, the Company granted 33,333 RSUs to consultant “B”, expiring in 5 years, and vest on July 1, 2025. These RSUs were fair valued based on the market price of one Share on the balance sheet date. The Company recognized $344,431 as share-based payment during the nine month period ended December 31, 2025.

The table below consolidates the position of the RSUs granted related to consultants of the Company:

Consultant	Total granted amount	Converted - Inception to March 31, 2025	Outstanding March 31, 2025	Granted Q3-2026 (ytd)	Converted Q3-2026 (ytd)	Cancelled Q3-2026 (ytd)	Outstanding December 31, 2025	% of the total
A	7,407	(2,469)	4,938	-	-	-	4,938	3.5%
B	46,296	(9,259)	37,037	33,333	(42,592)	-	27,778	19.7%
E	111,111	(37,037)	74,074	-	(37,037)	(37,037)	-	0.0%
F	111,111	(37,037)	74,074	-	(37,037)	(37,037)	-	0.0%
L	1,852	-	1,852	-	-	-	1,852	1.3%
Others	20,371	(3,704)	16,667	20,000	(4,055)	(20,000)	12,612	8.9%
Total	298,148	(89,506)	208,642	53,333	(120,721)	(94,074)	141,254	100.0%

On September 30, 2025, the balance of 585,020 RSUs granted in the previous periods, were revalued based on the prevailing market price of one Share on the revaluation date, and the Company derecognized $2,611,348 as share-based payment for RSUs during the nine month period ended December 31, 2025.

A summary of the Company’s restricted shares units as at December 31, 2025, and changes for the years then ended is as follows:

Number of RSUs
Balance, March 31, 2024	24,075
Issued, April 15, 2024	1,852
Issued, June 20, 2024	37,037
Issued, July 3, 2024	359,817
Issued, September 13, 2024	74,074
Issued, December 23, 2024	296,296
Cancelled	(5,926)
Converted	(101,852)
Balance, March 31, 2025	685,373
Issued, May 26, 2025	33,333
Issued, September 19, 2025	30,000
Issued, October 1, 2025	20,000
Cancelled	(94,074)
Converted	(141,186)
Balance, December 31, 2025	533,446
Exercisable, December 31, 2025	1,481

A reconciliation of share based payments is as follows:

Share based payments	Stock Options	RSUs	Total
Previous years graded vesting	860,673	-	860,673
Revaluation RSUs 2023	-	(62,339)	(62,339)
New grants Q1 2025	196,119	56,989	253,108
New grants Q2 2025	1,178,861	3,771,684	4,950,545
New grants Q3 2025	1,334,636	2,927,997	4,262,633
Cancelled options / RSUs	(1,396,321)	(12,717)	(1,409,038)
Balance, December 31, 2024	$2,173,968	$6,681,614	$8,855,582

Previous years graded vesting	1,337,858	-	1,337,858
Previous years RSUs revaluation	-	(2,611,348)	(2,611,348)
New grants Q1 2026	258,056	344,431	602,487
New grants Q2 2026	2,118,326	32,054	2,150,380
New grants Q3 2026	470,072	38,397	508,469
RSU milestone conversion	-	230,491	230,491
RSUs cancellation	-	(181,887)	(181,887)
Balance, December 31, 2025	$4,184,312	$(2,147,862)	$2,036,450

As of December 31, 2025, the fair value of RSUs was $611,592 (March 31, 2025 - $3,911,823).

8.	RELATED PARTY TRANSACTIONS AND BALANCES

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

During the three and nine month periods ended December 31, 2025 and 2024, related party transactions were as follows:

	Three months ended		Nine months ended
	December 31, 2025		December 31, 2025
	2025	2024	2025	2024
Management fees	$75,000	$49,753	$195,000	$134,334
Management salaries and benefits included in personnel expenses	442,626	347,051	1,343,496	1,117,687
Share-based payments	(168,813)	302,201	(363,732)	626,013
	$348,813	$699,005	$1,174,764	$1,878,034

Included in accounts payable as due from related parties at December 31, 2025, were amounts totaling $60,000 due to Michael Blum, the Chairman (March 31, 2025 – $20,000), $7,500 due to David Scott, director (March 31, 2025 – $Nil) $nil due to James Hendrickson, President and Chief Operating Officer (March 31, 2025 - $83,500), and $nil due to Kevin Wilson, the Chief Accounting Officer (March 31, 2025 - $2,299).

Also included as due from related parties at December 31, 2025, is an unsecured loan made on April 28, 2023 of $70,449 (March 31, 2025 - $68,080) to Michael Wadden, the Chief Commercial Officer of the Company. The loan has an annual interest rate of 5% and requires principal and interest to be paid in full by May 1, 2033. No repayments were made during the nine month period ended December 31, 2025.

On December 23, 2024, the Company granted 7,407 Options to James Hendrickson, President and Chief Operating Officer, with an exercise price of CAD$30.51 ($22.26 at balance sheet rate), expiring in 5 years, where 25% will vest within one year of the grant date, and 6.25% every subsequent quarter.

During the nine month period ended December 31, 2025, the Company recognized $30,154 as share-based payment for stock these Options using the graded vesting method over the vesting period.

On December 23, 2024, the Company granted 7,408 RSUs to two independent directors of the Company, 3,704 to Gordon Scott Paterson (former director) and 3,704 to Jonathan de Vos. These RSUs have no exercise price and expire in 5 years. They vest 33.33% within one year of the grant date and 33.33% yearly thereafter. The Company revalued the RSUs based on the prevailing market price of one Share on the revaluation date. The Company derecognized $7,346 as share-based payment for these RSUs during the nine month period ended December 31, 2025.

On September 13, 2024, the Company granted 74,074 RSUs to Michael Blum, the Chairman, with no exercise price and expire in 10 years. 24,691 RSUs vest 12 months after the grant date and 8.33% every three months afterwards. During the period ended September 30, 2025, the Company revalued these RSUs based on the prevailing market price of one Share on the revaluation date. The Company derecognized $330,191 as share-based payment for RSUs during the nine month period ended December 31, 2025.

On July 3, 2024, the Company granted 3,704 Options to James Hendrickson, President and Chief Operating Officer and 1,852 to Kevin Wilson, its Chief Accounting Officer. The Options have an exercise price of CAD$28.89 ($21.08 at balance sheet rate) and expire in 5 years. 25% of the options will vest 12 months after the grant date and 6.25% every subsequent quarter.

During the nine month period ended December 31, 2025, the Company recognized $19,210 as share-based payment for these stock options using the graded vesting method over the vesting period.

On July 3, 2024, the Company granted 1,852 RSUs to Kevin Wilson, its Chief Accounting Officer and 16,665 to the three independent directors of the Company, 5,555 to Gordon Scott Paterson (former director) and 5,555 to Jonathan de Vos. The RSUs have no exercise price and expire in 10 years. 33.33% vest every 12 months after the grant date. The Company revalued the RSUs based on the prevailing market price of one Share on the revaluation date. The Company derecognized $51,219 as share-based payment for during the nine month period ended December 31, 2025.

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

During the nine month period ended December 31, 2025, the Company recognized $1,866 as share-based payment for these Options using the graded vesting method over the vesting period.

On December 31, 2025, the remaining unvested 6,172 RSUs granted to Gordon Scott Paterson (former director) in the year ended March 31, 2023, were valued based on the market price of one Subordinate Voting Share on the revaluation date, of which $26,206 is derecognized in the nine month period ended December 31, 2025.

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

As of December 31, 2025, no amounts are payable under the royalty agreement.

The Company may grant stock options (“Options”), deferred share units (“DSU”), or restricted stock units (“RSU”) to qualifying consultants and employees based on their respective contracts, to be determined at the grant date based on the prevailing market price of the Company’s shares. As of December 31, 2025, the outstanding commitment balance is 143,510 (March 31, 2025 – nil) to be granted as Options, RSUs or DSUs, of which 37,510 stock options is for the new Board of Directors member, David Scott, 33,000 is for Hari Thiruvengada (Chief Technology Officer), 33,000 is for James Hendrickson (President and Chief Operating Officer), and 1,481 RSUs to Expansion Project Technologies Holding 9 SPV RSC Ltd in connection with CAD$400,000 in revenues derived by Verses from the commercial agreements it enters into with affiliates of G42.

The Company has entered into severance agreements with Gabriel Rene (Chief Executive Officer and Director), Dan Mapes (President Emeritus and Global Ambassador and Director), James Christodoulou (Chief Financial Officer), Kevin Wilson (Chief Accounting Officer), Donald Moody (General Counsel and Chief Legal Officer), Capm Petersen (Chief Innovation Officer), Steven Swanson (Chief Experience Officer), Michael Wadden (Chief Commercial Officer), James Hendrickson (President and Chief Operating Office), and Hari Thiruvengada (Chief Technology Officer). In the case of involuntary termination or a change in control, the executives are entitled to a monetary payment of base salary, continuation of medical and dental insurance, and immediate, accelerated vesting of all stock options, equity, and related compensation.

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

On May 30, 2024, all 370,370 Class B Proportionate Voting Shares were converted to 2,314,815 Class A Subordinate Voting Shares.

On September 26, 2025, 1,240,741 Class A Subordinate Voting Shares were converted to 198,517 Class B Proportionate Voting Shares.

On October 29, 2025, 198,517 Class B Proportionate Voting Shares were converted back to 1,240,741 Class A Subordinate Voting Shares.

b)	Issued

On December 1, 2025, 7,500 RSUs were settled into Shares with a value of $20,550 based on the prevailing share price and exchange rate on the settlement date.

On November 10, 2025, the Company entered into a private placement financing and a related sharing agreement with Sorbie Bornholm LP and Sorbie Investments LLP (collectively, “Sorbie”). The Company issued 2,333,334 units issued pursuant to the private placement and. Each unit was issued at a price of CAD$6.00 ($4.38 at balance sheet rate) per unit, for total gross proceeds of CAD$14,000,000 ($9,917,600). Each unit consisted of one Class A subordinate voting share and one-half of one common share purchase warrant. Each whole warrant is exercisable for one Class A subordinate voting share at an exercise price of CAD$7.00 ($5.11 at balance sheet rate) per share and expires three years from the date of issuance.

At closing, CAD$700,000 (USD495,880) of the gross proceeds was released to the Company in cash. The remaining proceeds were delivered in accordance with the terms of the related Sharing Agreement.

Concurrently with the closing of the private placement, the Company entered into a Sharing Agreement with Sorbie, pursuant to which the Company is entitled to receive variable monthly cash settlements over an 11-month term, based on the performance of the Company’s share price relative to a benchmark price of CAD$7.75 ($5.65 at balance sheet rate). Settlement amounts are determined monthly based on the volume-weighted average trading price of the Company’s shares and are not subject to a contractual maximum. The Company has no obligation to issue additional shares under the Sharing Agreement. An additional 140,000 units were issued in accordance with the terms of the transaction as CAD$840,000 ($595,056) compensation for the Sharing Agreement.

On July 29 and August 13, 2025, a total of 250,000 options granted to consultant “B” were exercised.

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

On December 18, 2025, in connection with the Convertible Debentures issuance (Note 15), the Company issued 434,764 warrants. Each whole warrant is exercisable for one Class A subordinate voting share at an exercise price of CAD$7.00 ($5.11 at balance sheet rate) per share and expires three years from the date of issuance. The Company also issued 23,026 Broker Units. Each Broker Unit has an exercise price of CAD$3.04 ($2.22 at balance sheet rate) per unit and consisted of one Class A subordinate voting share and one-half of one common share purchase warrant. Each whole warrant is exercisable for one Class A subordinate voting share at an exercise price of CAD$7.00 ($5.11 at balance sheet rate) per share and expires three years from the date of issuance.

The total fair value of Broker Units was $45,361, estimated using the Black-Scholes option pricing model with the following weighted average assumptions:

	CAD$	$
Share price at grant date	$3.04	$2.21
Risk-free interest rate	2.59%	2.59%
Expected life	3 years	3 years
Expected volatility	118.4%	118.4%
Expected dividends	Nil	Nil
Grant date fair value per warrant	$1.85	$1.34

On November 6, 2025, in connection with the Sorbie financing (Note 10), the Company issued 1,236,667 warrants. Each whole warrant is exercisable for one Class A subordinate voting share at an exercise price of CAD$7.00 ($5.11 at balance sheet rate) per share and expires three years from the date of issuance. The Company also issued 186,667 Broker Units. Each Broker Unit has an exercise price of CAD$6.00 ($4.38 at balance sheet rate) per unit and consisted of one Class A subordinate voting share and one-half of one common share purchase warrant. Each whole warrant is exercisable for one Class A subordinate voting share at an exercise price of CAD$7.00 ($5.11 at balance sheet rate) per share and expires three years from the date of issuance.

The total fair value of these Warrants was $2,774,214 and the Broker Units was $644,058, estimated using the Black-Scholes option pricing model with the following weighted average assumptions:

	CAD$	$
Share price at grant date	$4.88	$3.46
Risk-free interest rate	2.39%	2.39%
Expected life	3 years	3 years
Expected volatility	118.4%	118.4%
Expected dividends	Nil	Nil
Grant date fair value per warrant	$3.29	$2.33

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

The total fair value of these Compensation Warrants was $495,635, estimated using the Black-Scholes option pricing model with the following weighted average assumptions:

	CAD$	$
Share price at grant date	$13.20	$9.52
Risk-free interest rate	2.61%	2.61%
Expected life	3 years	3 years
Expected volatility	123.9%	123.9%
Expected dividends	Nil	Nil
Grant date fair value per warrant	$9.78	$7.05

Warrants outstanding as at December 31, 2025 are summarized below:

	Number of warrants	Weighted Average Exercise Price (CAD$)	Exercise Price (USD$ equivalent) (1)
Balance, March 31, 2024	878,061	$41.10	$29.99
Issued	1,340,158	40.16	29.30
Exercised	(122,993)	24.09	17.58
Expired	(2)	21.60	15.76
Balance, March 31, 2025	2,095,224	$41.50	$30.28
Issued	3,023,944	8.84	6.45
Expired	(368,303)	26.54	19.36
Balance, December 31, 2025	4,750,865	$21.87	$15.96

(1)	Converted at balance sheet rate.

As of December 31, 2025, the Company’s outstanding share purchase warrants expire as follows:

Expiry date	Weighted Average Remaining Contractual Life in Years	Exercise Price (CAD$)	Exercise Price (USD$ equivalent) (1)	Outstanding
April 15, 2026	0.29	10.80	7.88	46,296
April 17, 2026	0.29	27.00	19.70	3,348
April 29, 2026	0.33	27.00	19.70	6,618
May 16, 2026	0.37	27.00	19.70	1,702
July 6, 2026	0.51	55.35	40.38	29,227
July 6, 2026	0.51	68.85	50.23	294,694
August 15, 2026	0.62	27.00	19.70	45,496
August 17, 2026	0.63	40.50	29.55	126,853
August 30, 2026	0.66	40.50	29.55	43,062
September 17, 2026	0.71	40.50	29.55	12,494
December 22, 2026	0.98	32.40	23.64	809
January 8, 2027	1.02	40.50	29.55	28
June 20, 2027	1.47	40.50	29.55	255,185
September 26, 2027	1.74	21.60	15.76	10,562
September 26, 2027	1.74	32.40	23.64	114,354
November 8, 2027	1.85	13.50	9.85	14,444
November 8, 2027	1.85	18.90	13.79	85,699
November 15, 2027	1.87	13.50	9.85	2,229
November 15, 2027	1.87	18.90	13.79	15,290
December 9, 2027	1.94	13.50	9.85	3,707
December 9, 2027	1.94	18.90	13.79	28,519
January 9, 2028	2.02	52.92	38.61	235,906
January 9, 2028	2.02	42.39	30.93	26,420
February 25, 2028	2.15	52.92	38.61	257,312
March 9, 2028	2.19	18.90	13.79	66,667
April 28, 2028	2.33	15.00	10.94	458,333
April 28, 2028	2.33	12.00	8.76	70,334
July 11, 2028	2.53	11.50	8.39	614,153
November 6, 2028	2.85	6.00	4.38	186,667
November 6, 2028	2.85	7.00	5.11	1,236,667
December 18, 2028	2.97	3.04	2.22	23,026
December 18, 2028	2.97	7.00	5.11	434,764
	2.24	$21.87	$15.96	4,750,865

Notes:

(1)	Converted at balance sheet rate.
(2)	Warrants expiring July 6, 2026

Pre-Consolidation Exercise Terms: 1 Warrant + CAD$2.55 ($1.86 at balance sheet rate) = 1 Class A Subordinate Voting share.

Post-Consolidation Exercise Terms: 27 Warrants + CAD$68.85 ($50.23 at balance sheet rate) = 1 New Class A Subordinate Voting share.

For presentation purposes, the Company divided the total outstanding warrants by 27 to reflect 1 warrant + CAD$68.85 ($50.23 at balance sheet rate) = 1 New Class A Subordinate Voting share.

12.	PREPAID EXPENSES

Prepaid expenses consisted of the following:

	December 31, 2025	March 31, 2025
Deposit	$50,399	$10,000
Retainer	269,311	251,983
Prepaid insurance	482,796	106,084
Subscriptions	303,283	267,997
Balance, end of the period	$1,105,789	$636,064

13.	EQUIPMENT

Cost	Equipment
Balance, March 31, 2025	$580,751
Additions	65,285
Balance, December 31, 2025	$646,036

Accumulated depreciation	Equipment
Balance, March 31, 2025	$455,338
Additions	70,408
Balance, December 31, 2025	$525,746

Net book value, March 31, 2025	$125,413
Net book value, December 31, 2025	$120,290

14.	CONTINGENT RECEIVABLE

On November 10, 2025, in connection with the financing agreement with Sorbie Bornholm LP, the Company entered into a Sharing Agreement tranches to be paid, Sorbie must have freely trading shares without a restrictive legend. Currently, the securities issued under the Offering are not freely trading and are subject to a statutory hold period of four months plus a day from the date of issuance in accordance with applicable securities legislation in Canada.

The Sharing Agreement calculates each additional tranche, as the Transfer Amount of CAD$1,209,091 ($882,152 at balance sheet rate) minus the difference between the Benchmark Price of CAD$7.75 ($5.65 at balance sheet rate) and the trailing 20-day Value Weighted Average Price times 164,223 (Transfer Amount – ((Benchmark Price – 20-day VWAP)*164,223). The Company is responsible to pay 8% brokerage fee with each tranche.

For tranches under the Sharing Agreement to be payable, Sorbie must hold freely tradable shares without a restrictive legend. As of the date of issuance of these Condensed Consolidated Interim Financial Statements, the shares issued under the Sharing Agreement remain subject to a restrictive legend. Accordingly, the contingent receivable cannot be measured or recognized at this time.

Any subsequent cash proceeds received will be recorded directly in Shareholders’ Equity.

15.	CONVERTIBLE DEBENTURE

On December 19, 2025, the Company announced that it had closed a non-brokered private placement offering (the “Offering”) of secured convertible debenture units (the “Units”) for gross proceeds of CAD$2,651,000 ($1,923,566) of which CAD$2,415,000 ($1,752,324) was in cash. Each Unit consists of CAD$1,000 ($730 at balance sheet rate) principal amount of secured convertible debentures (the “Convertible Debentures”) and 164 detachable share purchase warrants (the “Warrants”). The Convertible Debentures are convertible into Class A Subordinate Voting Shares of the Company (the “Shares”), at the election of the holder, at a conversion price of CAD$3.04 ($2.22 at balance sheet rate) per Share (the “Conversion Price”), subject to customary anti-dilution adjustments. The Warrants are exercisable at a price of CAD$7.00 ($5.11 at balance sheet rate) per Share until December 18, 2028. The Convertible Debentures mature on December 18, 2027 (the “Maturity Date”) and bear interest at a rate of 15% per annum, payable in arrears on the earlier of conversion, prepayment, or the Maturity Date, in either cash or, at the option of the holder, by the issuance of Shares at the Conversion Price, subject to approval of Cboe Canada Inc. (the “Exchange”). The Convertible Debentures are secured by a first-ranking security interest over all present and after-acquired property and assets of the Company.

A reconciliation of the contingent receivable is as follows:

Convertible debenture
Balance, March 31, 2025	$-
Proceeds from issuance	1,934,170
Issuance costs cash paid	(69,527)
Issuance costs warrants granted	(45,361)
Interest payable	10,261
Accretion expense	3,155
Foreign exchange on convertible debt	72
Balance, December 31, 2025	$1,832,770

16.	CONTINGENT LIABILITY

On or about November 7, 2025, a subsidiary of the Company (VTU) was served with a copy of a summons and complaint for a Wyoming civil action for, inter alia, breach of contract and unjust enrichment from a Florida resident (Philip Plough) based upon a ~$35,000 loan (paid in cryptocurrency) made to an unrelated third party entity (XYZ Global Technologies, Inc.), and entity which Mr. Mapes and Mr. Rene, Officers and Directors of the Company were associated with. Along with XYZ, VTU and the Company, Mr. Mapes and Mr. Rene were also named in the Complaint as individuals along with a law firm (Gresham International America LLC) that specializes in fintech compliance services. The Complaint seeks $1,856,000 in compensatory damages, as well as punitive / exemplary damages and injunctive relief. On or about January 8, 2026, counsel for Plaintiff served a group of applications for “default judgment” against several defendants — including some that appear to have never been properly served or that have filed challenges to the court’s jurisdiction. The Company was also included, even though it too never accepted service of process or consented to personal jurisdiction.

However, because VTU is a Wyoming corporation, it did not challenge proper service or jurisdiction, and an Answer was filed on its behalf in late December 2025. VTU denied the allegations made against it, highlighting that the loan document in question (i.e. a promissory note) makes no mention of VTU or the Company, and that to the best of its knowledge neither one ever had any involvement with or received any funds from the 2018 loan to XYZ. XYZ has never done any business with VTU or the Company, and neither the Company nor VTU have any stock or other ownership interest in or day-to-day involvement with XYZ. Likewise, XYZ owns no stock in and has no day-to-day involvement with the Company or VTU. The case is otherwise still in its early stages. No hearings have been held and no discovery has been taken by either side.

17.	FINANCIAL INSTRUMENTS

As of December 31, 2025, the Company’s financial instruments consist of cash and restricted cash, accounts receivable, accounts payable and accrued liabilities, restricted share unit liability, provision for legal claim, convertible debenture, and loans payable.

In accordance with ASC 820, Fair Value Measurement, the Company categorizes financial assets and liabilities measured at fair value into a three-level hierarchy based on the inputs used in the valuation techniques. The hierarchy gives the highest priority to quoted prices in active markets (Level 1) and the lowest priority to unobservable inputs (Level 3).

The levels of the fair value hierarchy are defined as follows:

●	Level 1 – Quoted prices (unadjusted) in active markets for identical assets or liabilities that the Company can access at the measurement date.

●	Level 2 – Inputs other than quoted prices included within Level 1 that are observable for the asset or liability, either directly or indirectly, such as quoted prices for similar assets or liabilities in active or inactive markets.

●	Level 3 – Unobservable inputs for the asset or liability, which are used to measure fair value to the extent that observable inputs are not available, and which are significant to the overall fair value measurement.

As of December 31, 2025	Level 1 ($)	Level 2 ($)	Level 3 ($)	Total ($)
Assets:
Cash and restricted cash	67,954	-	-	67,954
Accounts receivable	164,000	-	-	164,000
Due from related parties	70,449	-	-	70,449
Liabilities:
Accounts payable	3,141,081	-	-	3,141,081
Accrued liabilities	79,891	-	-	79,891
Provision for legal claim	9,640,094	-	-	9,640,094
Convertible Debenture	1,832,770	-	-	1,832,770
Restricted share unit liability	-	611,592	-	611,592
Loans payable	141,036	-	-	141,036

As of March 31, 2025	Level 1	Level 2	Level 3	Total
Assets:
Cash and restricted cash	4,816,906	-	-	4,816,906
Due from related parties	68,080	-	-	68,080
Liabilities:
Accounts payable	2,036,916	-	-	2,036,916
Accrued liabilities	41,736	-	-	41,736
Provision for legal claim	8,948,085	-	-	8,948,085
Restricted share unit liability	-	3,911,823	-	3,911,823
Loans payable	139,039	-	-	139,039

Credit risk

Credit risk is the risk of loss associated with a counterparty’s inability to fulfill its payment obligations. The financial instrument that potentially subjects the Company to concentrations of credit risk consists principally of cash, accounts receivable, and due from related parties. To minimize the credit risk, the Company places its cash with large financial institutions.

Amounts due from related parties of $70,449 as of December 31, 2025 (March 31, 2025 - $68,080) represent receivables from an unsecured loan to a key member of the management team. The loan has an annual interest rate of 5% and requires principal and interest to be paid in full by May 1, 2033 (Note 8).

As of December 31, 2025, management assessed that there is no need to provide a credit loss allowance.

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

Contractual cash flow requirements as of December 31, 2025, were as follows:

	<1 year $	1-2 years $	2-5 years $	>5 years $	Total $
Accounts payable	3,141,081	-	-	-	3,141,081
Accrued liabilities	79,891	-	-	-	79,891
Convertible Debenture	-	1,832,770	-	-	1,832,770
Loans payable	7,752	7,752	23,256	102,276	141,036
Total	3,228,724	1,840,522	23,256	102,276	5,194,778

As of December 31, 2025, the Company had a working capital deficit of $13,247,462 (March 31, 2025 - $8,923,210).

Foreign exchange risk

Foreign exchange risk is the risk that the fair value or future cash flows will fluctuate due to changes in foreign exchange rates. The Company has financial assets denominated in Euros and Canadian dollars and is therefore exposed to exchange rate fluctuations. As of December 31, 2025, the Company had the equivalent of $2,321,007 net financial liabilities in Canadian dollars (March 31, 2025 - net financial liabilities of $223,534) and $13,761 in net financial assets denominated in Euros (March 31, 2025 - $104,416).

The foreign exchange risk exposure of the Company financial instruments as at December 31, 2025 is as below:

			+/- 10% fluctuation
	Currency		Increase/(decrease)
Financial Instrument Type	CAD$	$	$ impact
Cash	17,019	12,417	1,242	(1,242)
Tax receivable	1,041,333	759,756	75,976	(75,976)
Prepaid expenses	1,053,483	768,621	76,862	(76,862)
Accounts payable	(751,698)	(548,439)	(54,844)	54,844
Accrued liabilities	(81,569)	(59,513)	(5,951)	5,951
Convertible debentures	(2,512,020)	(1,832,770)	(183,277)	183,277
Restricted share unit liability	(1,087,554)	(793,479)	(79,348)	79,348
	(2,321,007)	(1,693,407)	(169,340)	169,340

			+/- 10% fluctuation
	Currency		Increase/(decrease)
Financial Instrument Type	EURO	$	$ impact
Restricted cash	24,427	28,609	2,861	(2,861)
Tax receivable	1,884	2,206	221	(221)
Accounts payable	(12,550)	(14,698)	(1,470)	1,470
	13,761	16,117	1,612	(1,612)

Interest rate risk

Interest rate risk is the risk that the fair value or future cash flows of a financial instrument will fluctuate due to changes in market interest rates. The interest earned on cash balances approximates fair value rates, and the Company is not subject to significant risk due to fluctuating interest rates. As of December 31, 2025, the Company does not hold any liabilities that are subject to fluctuations in market interest rates.

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

19.	SUPPLEMENTAL CASH FLOW INFORMATION

The supplemental cash paid and received by the Company as of December 31, 2025 is as below:

	For three months ended		For nine months ended
	December 31,		December 31,
	2025	2024	2025	2024
Cash paid for interest	$-	$1,307	$248	$3,940
Cash received for interest	$43,114	$18,056	$91,350	$68,026

20.	SEGMENT REPORTING

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

21.	OTHER INCOME

Other income consisted of the following:

	For three months ended		For nine months ended
	December 31,		December 31,
	2025	2024	2025	2024
Accretion expense	$(3,155)	$(265,356)	$(3,155)	$(719,195)
Grant Income	128,430	42,071	210,339	68,026
Interest earned	6,297	18,056	91,350	98,105
Loss on derivative liability	-	(3,010,994)	-	(546,121)
Interest expense	(13,037)	(251,962)	(25,291)	(545,000)
Legal claim expense	(185,833)	-	(768,086)	1,666,000
Provision for losses on related party transactions	-	(83,285)	-	(479,809)
R&D tax credits	-	-	416,208	-
	$(67,298)	$(3,551,470)	$(78,635)	$(457,994)

22.	PROVISION FOR LEGAL CLAIM

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

On January 24, 2025, Mr. Thomson filed a Petition to Confirm the Arbitration Award with the Los Angeles Superior Court. A hearing on the Petition was held and on May 8, 2025, the Petition was confirmed for approximately $9,900,000 together with interest accrued thereon. The Company recorded the total amount of this award as an expense incurred during our fiscal year ended March 31, 2024, while in the following fiscal year we recorded as income the $1,666,000 insurance payment received by Mr. Mapes and Mr. René, which was partially offset by an aggregate of $817,787 of interest that accrued on the total award during the most recently completed fiscal year ended.

On August 11, 2025, Mr. Thomson served counsel for VTU with a motion seeking $500,000 in additional attorneys’ fees and costs. Mr. Thomson has applied for an order compelling the individual defendants (Mapes and René) to turn over an allotment of their individually-owned VAI shares (1,158,333 each, for a combined total of 2,316,666) towards the aforementioned judgment. A hearing on that application is currently scheduled for January 20, 2026.

A reconciliation of the legal claim provision is provided in the table below:

	December 31, 2025	March 31, 2025
Beginning of the year	8,948,085	9,921,298
Payments in the year	(1,121)	(1,791,000)
Interest	693,130	817,787
Balance, end of the period	9,640,094	8,948,085

23.	SUBSEQUENT EVENTS

January 13, 2026, the Company granted 61,230 RSUs to two independent contractors of the Company, expiring in 5 years, vesting immediately.

January 19, 2026, the Company entered into a loan agreement with Susie Zamora for $75,000. The loan bears interest rate of 15% and was repaid in full on Jan 26, 2026.

January 29, 2026, the Company granted 450,000 Options to the consultants listed below at an exercise price of CAD$0.87 ($0.63 at balance sheet rate), vesting on the grant date, that expire 5 years after the date of grant.

●	Consultant “E” 250,000
●	Consultant “F” 200,000

January 30, 2026, the Company entered into a loan agreement with Susie Zamora for $25,000. The loan bears interest rate of 15% and was not repaid until the issuance of this Condensed Consolidated Interim Financial Statements date.

February 8, 2026, Gabriel Rene, the Company’s Chief Executive Officer and member of the Company’s board of directors, resigned his positions as Chief Executive Officer and as a director on the Company’s board of directors, and the Company’s board of directors appointed David Scott, a current member of the Company’s board of directors, to serve and interim Chief Executive Officer while the Company’s board of directors conducts a search for a permanent replacement. Dan Mapes, President Emeritus and Global Brand Ambassador and director on the Company’s board of directors, also resigned his positions with the Company. The Company’s board merged the Chief Accounting Officer position with the Chief Financial Officer position, and consequently, Kevin Wilson, the Company’s Chief Accounting Officer and Corporate Secretary, is no longer employed by the Company. The responsibilities of Chief Accounting Officer will be assumed James Christodoulou, the Company’s Chief Financial Officer, and the responsibilities of Corporate Secretary will be assumed by Donald Moody, the Company’s General Counsel.

February 20, 2025, in connection with the Board Resolution dated December 30, 2025 (Note 7), 148,150 shares issued from vested RSUs held by certain consultants were canceled. Pursuant to executed rescission agreements, all vested shares previously issued upon settlement of RSUs were surrendered by the grantees and canceled without consideration.

●	Consultant “E” - 74,075 shares
●	Consultant “F” - 74,075 shares

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

You should read the following discussion and analysis of our financial condition and results of operations together with our financial statements and the related notes appearing elsewhere in this Quarterly Report on Form 10-Q. In addition to historical information, this discussion and analysis contains forward-looking statements that involve risks, uncertainties and assumptions. Our actual results may differ materially from those discussed below. Factors that could cause or contribute to such differences include, but are not limited to, those identified below, and those discussed in the section titled “Risk Factors” included in our Annual Report on Form 10-K for the fiscal year ended March 31, 2025 as may be amended, supplemented or superseded from time to time by other reports we file with the SEC. Unless stated otherwise or the context otherwise requires, in this Quarterly Report on Form 10-Q, references to “CAD$” are to Canadian dollars and references to “$” are to United States dollars. On December 31, 2025, the noon buying rates in New York City for cable transfers in foreign currencies as certified for customs purposes by the Federal Reserve Bank of New York, referred to as the “Noon Buying Rate”, for the conversion of Canadian dollars into United States dollars was CAD$1.00 equals $0.7296.

Unless the context otherwise requires, references to “we”, “our”, “us”, the “Company” or “VERSES” mean Verses AI Inc. and its subsidiaries.

Overview

Verses is a cognitive computing company focused on developing next generation artificial intelligence software, known as agentic AI, that is designed to support and improve decision making and take actions, we intend to license this software-as-a-service to individuals and companies. Our software is based on the fundamental principles of neuroscience and the way that the human brain learns and makes decisions in a process known as Active Inference, which we have configured to create a proprietary process. Active inference focuses on making predictions based on learning and dynamic reasoning from new and changing information, unlike many existing AI processes like Large Language Models (LLMs) that rely solely on fixed rules, large amounts of historical data, or static models.

In early 2024 we launched a private beta program of our software with a few select users with whom we had existing business relationships, and during the second half of 2024 we launched a public beta program for a broader number of users and developers. In April 2025, we released our flagship product, an innovative agentic software platform called Genius, which uses our proprietary technology based Active Inference to support and improve domain-specific decision making by providing insight when where there is volatility, uncertainty, complexity, or ambiguity in the input data. Genius integrates key customer inputs with internally generated and externally sourced data to develop cause and effect models with explainable probabilistic projections, forecasts, and comparative results. The Company intends to continue to develop Genius to improve the ease of integrating Genius into a client’s existing technology stack, data architecture, governance, and workflows as well as increase its predictive accuracy, transparency, and auditability. To make Genius available to a larger universe of potential users, we offer a range of pricing packages that includes flat fee or profit share options, as well as variable pricing options based on complexity and usage criteria such as number of users, transactions, inferences, transactions, and input parameters.

Based on user feedback and the results of our beta program, we have implemented a highly targeted a go-to-market strategy which we call our “Lighthouse” strategy that will initially focus our efforts to license an enterprise version of Genius to financial institutions and asset managers that manage more than $100 million of assets under management such as pension funds and other institutional fund managers including: sovereign funds, insurance companies, university and other endowments, hedge funds, and family offices, all of whom are estimated to collectively manage hundreds of trillions of dollars in long-duration capital. Genius is designed to help these funds improve their performance by integrating their key internal inputs such as asset performance assumptions, portfolio constraints, and investment strategies, with third-party market, economic, and other data to developed structured and auditable multi-year investment risk and return projections, probabilistic forecasts, and comparative results based on various asset allocation, portfolio rebalancing, and liquidity criteria.

Our targeted financial institutions are high-value, high-impact entities that manage large, diversified portfolios of various asset classes, and Genius can assist their investment teams to make class allocation decisions that increase returns and manage risk. Genius helps investment teams compare and optimize various asset allocation mixes by projecting how different mixes and different portfolio strategies may perform across a range of scenarios. Each target client will provide us with real world results that will allow us to continue to develop and improve Genius that can then be applied to other clients in the same sector and other sectors. During the coming quarters, we plan to expand from our initial target sector into others, such as robotics, logistics, and infrastructure management.

Recent Developments

February 8, 2026, Gabriel Rene, the Company’s Chief Executive Officer and member of the Company’s board of directors, resigned his positions as Chief Executive Officer and as a director on the Company’s board of directors, and the Company’s board of directors appointed David Scott, a current member of the Company’s board of directors, to serve and interim Chief Executive Officer while the Company’s board of directors conducts a search for a permanent replacement. Dan Mapes, President Emeritus and Global Brand Ambassador and director on the Company’s board of directors, also resigned his positions with the Company, and the Company’s board merged the Chief Accounting Officer position with the Chief Financial Officer position, and consequently, Kevin Wilson, the Company’s Chief Accounting Officer and Corporate Secretary, is no longer employed by the Company. The responsibilities of Chief Accounting Officer will be assumed James Christodoulou, the Company’s Chief Financial Officer, and the responsibilities of Corporate Secretary will be assumed by Donald Moody, the Company’s General Counsel.

December 18, 2025, the Company issued an aggregate of 2,650 secured convertible debenture units (the “Debenture Units”) to an accredited investor in a private placement offering for an aggregate value of CAD$2,650,000 before transaction fees and the exchange of obligations of or commitments by the Company to the investor. Each Debenture Unit consists of one 15% senior secured convertible debenture (a “Debenture”) in the principal amount of CAD$1,000 and 164 detachable share purchase warrants (the “Debenture Warrants”). Each Debenture Warrant is exercisable for a period of three years from the date of issuance for one Class A Subordinate Voting Share of the Company at an exercise price of CAD$7.00 per share. As a result, the Company issued Debentures with an aggregate principal amount of CAD$2,650,000 and 434,600 Debenture Warrants in exchange for CAD$2,400,000 cash after fees.

The Debenture will mature on December 18, 2027 (“Debenture Maturity Date”). The Debenture bears interest at a rate of 15% per annum, payable in arrears on the earlier of conversion, prepayment, or the Maturity Date. Interest will be paid in either cash or, at the option of the holder, by the issuance of Class A Subordinate Voting Shares, subject to approval of Cboe Canada Inc., whereby the interest on the Debenture will be converted to Class A Subordinate Voting Share based on a conversion price of CAD$3.04 (the “Debenture Conversion Price”). The Debenture will rank senior to all other existing and future indebtedness of the Company and are secured by a first-ranking security interest over all present and after-acquired property and assets of the Company.

At any time during the term of the Debenture, a holder thereof may elect to convert the outstanding principal and any accrued and unpaid interest thereon into Class A Subordinate Voting Share at the Conversion Price. The proceeds of the offering of the Debenture Units are expected to be used for general working capital purposes.

November 10, 2025, the Company closed a financing agreement with Sorbie Bornholm LP for a notional value of CAD$14,000,000 in exchange for the issuance of an aggregate of 2,333,334 units, including finder’s fees. Each such unit (the “Sorbie Units”) consists of one Class A subordinated voting share of the Company and one-half warrant (each whole warrant, a “Sorbie Warrant”), where each Sorbie Warrant will entitle the holder to acquire one additional common share of the Company at an exercise price of CAD$7.00 for a period of 36 months from the closing of this offering. In addition to the 2,333,334 Sorbie Units described above, at closing, the Company issued an additional 140,000 Sorbie Units at a price of CAD$6.00 per Unit in satisfaction of a corporate finance fee of CAD$840,000

Upon closing, the Company received CAD$700,000 representing the first tranche of this offering, and expects to receive eleven Sharing Agreement (defined herein) tranches, expected to be paid periodically, subject to the terms of the Sharing Agreement. The Sharing Agreement calculates each additional tranche, as CAD$1,209,091 times the percent increase or decrease between the benchmark price of CAD$7.75 and the trailing 20-day value weighted average price. The Company is responsible to pay 8% brokerage fee with each tranche.

For Sharing Agreement tranches to be paid, Sorbie must have freely trading shares without a restrictive legend, currently the securities issued under this offering are not freely trading and are subject to a statutory hold period of four months plus a day from the date of issuance in accordance with applicable securities legislation in Canada.

SELECTED FINANCIAL INFORMATION

FINANCIAL RESULTS FOR THE QUARTER ENDED DECEMBER 31, 2025, COMPARED TO THE QUARTER ENDED DECEMBER 31, 2024

	Quarter ended December 31,
	2025	2024	$ Change	% Change
REVENUE	$417,932	$-	$417,932	N/A
COST OF REVENUE (excluding depreciation)	(292,552)	-	(292,552)	N/A
GROSS PROFIT	125,380	-	125,380	N/A
OPERATING EXPENSES
Cash expenses
Accounting fees	(61,755)	(77,957)	16,202	-21%
Consulting fees	(382,808)	(419,854)	37,046	-9%
Investor relations and marketing	(174,201)	(1,250,035)	1,075,834	-86%
Legal fees	(236,549)	(202,403)	(34,146)	17%
Board fees	(81,568)	(49,753)	(31,815)	64%
Office and general	(506,617)	(475,807)	(30,810)	6%
Personnel expenses	(738,472)	(768,718)	30,246	-4%
Rent	(5,208)	(15,408)	10,200	-66%
Research and development	(3,318,796)	(2,984,580)	(334,216)	11%
Travel and meals	(58,060)	(77,026)	18,966	-25%
	(5,564,034)	(6,321,541)	757,507	-12%
Non-cash expenses
Depreciation	(24,514)	(44,181)	19,667	-45%
Provision for contract settlement	-	-	-	N/A
Share based payments	53,805	(6,893,858)	6,947,663	-101%
	29,291	(6,938,039)	6,967,330	-100%
TOTAL EXPENSES	(5,534,743)	(13,259,580)	7,724,837	-58%
OTHER ITEMS:
Grant income	128,430	42,071	86,359	205%
Other income	6,297	18,056	(11,759)	-65%
Loss on derivative liability	-	(3,010,994)	3,010,994	-100%
Accretion expense	(3,155)	(265,356)	262,201	-99%
Interest expense	(13,037)	(251,962)	238,925	-95%
Legal claim expense	(185,833)	-	(185,833)	N/A
Provision for losses on related party transactions	-	(83,285)	83,285	-100%
NET LOSS	(5,476,661)	(16,811,050)	11,334,389	-67%
Loss Per Class A Subordinate Voting Shares - Basic and Diluted	$(0.47)	$(2.63)	$2.16	-82%
Loss Per Class B Proportionate Voting Shares - Basic and Diluted	$(2.94)	$-	$(2,94)	N/A
Class A Subordinate Voting Shares used in computing earnings per share - Basic and Diluted	11,253,519	6,386,293	4,867,226	76%
Class B Proportionate Voting Shares used in computing earnings per share - Basic and Diluted	61,082	-	61,082	N/A

QUARTER ENDED DECEMBER 31, 2025, COMPARED TO THE QUARTER ENDED DECEMBER 31, 2024

	December 31, 2025	% of Revenue	December 31, 2024	% of Revenue	$ Change	% Change
REVENUE	$417,932		$-		$417,932	N/A
COST OF REVENUE (excluding depreciation)	(292,552)	70%	-	0%	(292,552)	N/A
GROSS PROFIT	125,380	30%	-	0%	125,380	N/A

Revenue was $417,932 for the quarter ended December 31, 2025, which consisted of revenue from a Genius Platform customer ($385,250) and subscriptions to the Genius platform ($32,682). We did not generate revenue for the quarter ended December 31, 2024.

Cost of revenue consists of personnel and contractors’ costs directly related to the delivery of services to the customers. Cost of Revenue was $292,552 for the quarter ended December 31, 2025, which relates to the revenue referenced above. We did not incur any Cost of revenue for the quarter ended December 31, 2024 as we did not generate any revenue for that period. Cost of revenue as a percentage of revenue was 70% for the quarter ended December 31, 2025.

Gross profit represents revenue minus the cost of revenue. Gross profit was $125,380 for the quarter ended December 31, 2025. We did not generate any net revenue the quarter ended December 31, 2024 as we did not generate any revenue or incur any cost of revenue for that period. Gross profit as a percentage of revenue was 30% for the quarter ended December 31, 2025.

Operating expenses are allocated between cash and non-cash expenses. We allocate expenses on this basis to calculate and understand the Company’s cash flow from operations and liquidity, which we believe are important financial and operating metrics.

Cash expenses consist of the items below. Total Cash Expenses (“TCE”) decreased by $757,507, or 12%, to $5.56 million for the quarter ended December 31, 2025, compared to $6.32 million for the quarter ended December 31, 2024.

	December 31, 2025	% of TCE	December 31, 2024	% of TCE	$ Change	% Change
Cash expenses
Accounting fees	(61,755)	1%	(77,957)	1%	16,202	-21%
Consulting fees	(382,808)	7%	(419,854)	7%	37,046	-9%
Investor relations and marketing	(174,201)	3%	(1,250,035)	20%	1,075,834	-86%
Legal fees	(236,549)	4%	(202,403)	3%	(34,146)	17%
Board fees	(81,568)	1%	(49,753)	1%	(31,815)	64%
Office and general	(506,617)	9%	(475,807)	8%	(30,810)	6%
Personnel expenses	(738,472)	13%	(768,718)	12%	30,246	-4%
Rent	(5,208)	0%	(15,408)	0%	10,200	-66%
Research and development	(3,318,796)	60%	(2,984,580)	47%	(334,216)	11%
Travel and meals	(58,060)	1%	(77,026)	1%	18,966	-25%
Total Cash Expenses (TCE)	(5,564,034)	100%	(6,321,541)	100%	757,507	-12%

Accounting Fees are related to accounting staff and external audit fees. Accounting fees decreased by $16,202, or 21%, to $61,755 for the quarter ended December 31, 2025, compared to $77,957 for the quarter ended December 31, 2024. Accounting Fees were 1% of TCE for the quarter ended December 31, 2025, compared to 1% for the quarter ended December 31, 2024. The decrease of $16,202 is primarily due lower assurance costs compared to the quarter ended December 31, 2024.

Consulting Fees are related to financial advisory and general consulting services. Consulting Fees decreased by $37,046, or 9%, to $382,808 for the quarter ended December 31, 2025, compared to $419,854 for the quarter ended December 31, 2024. Consulting Fees were 7% of TCE for both periods.

○	Financial advisory services was $192,488 for the quarter ended December 31, 2025, compared to $237,867 for the quarter ended December 31, 2024. The decrease of $45,379 is primarily due to less fees paid to financial advisors in connection with funds raised by the Company: The Company raised $2.31 million in net proceeds during the quarter ended December 31, 2025, compared to $4.01 million during the quarter ended December 31, 2024.
○	General consulting services was $190,320 for the quarter ended December 31, 2025, compared to $181,987 for the quarter ended December 31, 2024. The increase of $8,333 is primarily due to a consulting firm hired to provide business and technology insights ($40,432) during the nine months ended December 31, 2025.

Investor Relations and Marketing are related to messaging, marketing, and advertising of the Company and its products to potential users, to develop general Company and brand awareness as well as investor relations initiatives in media, roadshows, and on social media. Investor Relations and Marketing decreased by $1.08 million or 86% to $174,201 for the quarter ended December 31, 2025, compared to $1.25 million for the quarter ended December 31, 2024. Investor Relations and Marketing was approximately 3% of TCE for the quarter ended December 31, 2025, compared to 20% for the quarter ended December 31, 2024.

These expenses are currently combined, as the initiatives to market the product and services of the Company and investment in the Company are intertwined and indistinguishable. As the Company begins to market its core products and services, marketing and investor relations expenses will be separated. The decrease in Investor Relations and Marketing is due to:

○	Marketing and investor awareness decreased by $668,812 or 79% to $173,201 for the quarter ended December 31, 2025, compared to $843,013 for the quarter ended December 31, 2024. The decrease is a result of fewer consultants engaged to perform marketing and investor awareness activities during the quarter ended December 31, 2025 compared to the quarter ended December 31, 2024.
○	Business development decreased by $407,022 or 100% to $Nil for the quarter ended December 31, 2025, compared to $407,022 for the quarter ended December 31, 2024. The decrease is a result of fewer consultants engaged to perform business development activities during the quarter ended December 31, 2025 compared to the quarter ended December 31, 2024.

Legal Fees are related to fees paid to external counsel in the US and Canada.

Legal fees increased by $34,146, or 17%, to $236,549 for the quarter ended December 31, 2025, compared to $202,403 for the quarter ended December 31, 2024. Legal fees represented 4% of TCE for the quarter ended December 31, 2025 compared to 3% for the quarter ended December 31, 2024. The increase of $34,146 is primarily due to increased legal costs associated with the Company becoming a U.S. SEC reporting on April 1, 2025, which requires additional disclosure and reporting.

Board Fees are related to costs associated with Board members. Board Fees increased by $31,815, or 64%, to $81,568 during the quarter ended December 31, 2025, compared to $49,753 for the quarter ended December 31, 2024. Board Fees were 1% of TCE for the quarter ended December 31, 2025 and for the quarter ended December 31, 2024. The increase of $31,815 is due to increased fees paid to board members for the quarter ended December 31, 2025, compared to the quarter ended December 31, 2024.

Office and General Expenses are related to subscriptions, insurance, transaction fees, and general expenses of the Company. Office and general expenses increased by $30,810, or 6%, to $506,617 for the quarter ended December 31, 2025, compared to $475,807 for the quarter ended December 31, 2024. Office and General Expenses was 9% of TCE for the quarter ended December 31, 2025, compared to 8% for the quarter ended December 31, 2024. The increase of $30,810 is primarily due to higher Directors and Officers (“D&O”) insurance premium costs of $123,424 resulting from increased coverage as the Company became a U.S. SEC reporting on April 1, 2025, which requires additional disclosure and reporting.

Personnel expenses are related to general and administrative payroll costs, including benefits and payroll taxes. Personnel expenses decreased by $30,246, or 4%, to $738,472 for the quarter ended December 31, 2025, compared to $768,718 for the quarter ended December 31, 2024. Personnel expenses were 13% of TCE for the quarter ended December 31, 2025, compared to 12% for the quarter ended December 31, 2024. The decrease is primarily due to the workforce reduction that was implemented on October 31, 2025.

Rent is related to payments for office and other spaces utilized by the Company. Rent decreased by $10,200, or 66%, to $5,208 for the quarter ended December 31, 2025, compared to $15,408 for the quarter ended December 31, 2024. Rent expense accounted for less than 1% of TCE for the quarter ended December 31, 2025 and for the quarter ended December 31, 2024.

Research and Development (R&D) is related to payroll and contractor costs associated with developing the Company’s product. R&D increased by $334,216, or 11%, to $3.32 million for the quarter ended December 31, 2025, compared to $2.98 million for the quarter ended December 31, 2024. R&D was 59% of TCE for the quarter ended December 31, 2025, compared to 47% for the quarter ended December 31, 2024. The increase of $334,216 is primarily due to the higher salaries and fees paid to personnel for the quarter ended December 31, 2025, compared to the salaries and fees paid to personnel for the quarter ended December 31, 2024.

Travel and Meals are related to expenses related to meals, airfare, transportation, and other related expenses. Travel and Meals decreased by $18,966, or 25%, to $58,060 for the quarter ended December 31, 2025, compared to $77,026 for the quarter ended December 31, 2024. Travel and Meals were approximately 1% of TCE for the quarter ended December 31, 2025 and for the quarter ended December 31, 2024.

NON-CASH EXPENSES – Consisted of the items below. Non-Cash Expenses decreased by $6.97 million, or 100%, to non-cash income of $29,291 for the quarter ended December 31, 2025, compared to non-cash expense of $6.94 million for the quarter ended December 31, 2024. The decrease of non-cash expense of $6,97 million to create non-cash income of $29,291, is primarily due to a reduction in the value of the RSUs, which are tied to the Class A Subordinate Voting Share price as of the balance sheet date for the quarter ended December 31, 2025, compared to the quarters ended December 31, 2024.

	December 31, 2025	% of TNCE	December 31, 2024	% of TNCE	$ Change	% Change
Non-cash expenses
Depreciation	(24,514)	-84%	(44,181)	1%	19,667	-45%
Share based payments	53,805	184%	(6,893,858)	99%	6,947,663	-101%
Total Non Cash Expenses (TNCE)	29,291	100%	(6,938,039)	100%	6,967,330	-100%

Depreciation is related to the decrease in the useful life of computer and other equipment. Depreciation decreased by $19,667, or 45%, to $24,514 for the quarter ended December 31, 2025, compared to $44,181 for the quarter ended December 31, 2024. The decrease for the quarter ended December 31, 2025 is due to certain assets reaching the end of their three-year useful life.

Share based payments are related to the Black-Scholes valuation and vesting of stock options (“Options”) and Restricted Share Units (RSUs) granted to the Company’s employees, contractors, and consultants. Share-based payments decreased by $6.97 million, or 101%, to a gain of $53,805 for the quarter ended December 31, 2025, compared to a non-cash expense of $6.89 million for the quarter ended December 31, 2024. This decrease is primarily due to the decline in the fair value of RSUs, which are tied to the Class A Subordinate Voting Share price as of the balance sheet date for the quarter ended December 31, 2025, compared to the quarter ended December 31, 2024. The decrease during the quarter ended December 31, 2025 was partially offset by a higher number of Options granted during the quarter ended December 31, 2025. For a detailed breakdown of the changes, please refer to the table below.

Share based payments	Stock Options	RSUs	Total
Previous years graded vesting	458,448	-	458,448
Revaluation RSUs 2023	-	189,053	189,053
New grants Q1 2024	119,332	30,321	149,653
New grants Q2 2024	151,409	2,966,079	3,117,488
New grants Q3 2024	1,334,636	2,927,997	4,262,633
Cancelled options / RSUs	(1,270,700)	(12,717)	(1,283,417)
Balance, December 31, 2024	$793,125	$6,100,733	$6,893,858

Previous years graded vesting	626,148	-	626,148
Previous years RSUs revaluation	-	(1,029,973)	(1,029,973)
New grants Q2 2026	-	23,438	23,438
New grants Q3 2026	470,072	38,397	508,469
RSUs/Shares cancellation	-	(181,887)	(181,887)
Balance, December 31, 2025	$1,096,220	$(1,150,025)	$(53,805)

Total Operating expenses decreased by $7.72 million, or 58%, to $5.53 million for the quarter ended December 31, 2025, compared to $13.26 million for the quarter ended December 31, 2024. The decrease of $7.72 million during the quarter ended December 31, 2025 is primarily due to the decrease of $6.95 million in non-cash expenses associated with share based payments during the quarter ended December 31, 2025, as well as a decrease in expenses associated with investor relations and marketing, which decreased by $1.08 million. The decrease during the quarter ended December 31, 2025 was partially offset by an increase in research and development fees of $334,216 during the quarter ended December 31, 2025.

Other Items consisted of the items below. Other Items resulted in a loss of $67,298 for the quarter ended December 31, 2025, compared to a loss of $3.55 million for the quarter ended December 31, 2024.

	December 31, 2025	% TOI	December 31, 2024	% TOI	$ Change	% Change
OTHER ITEMS:
Grant income	128,430	-191%	42,071	-1%	86,359	205%
Other income	6,297	-9%	18,056	-1%	(11,759)	-65%
Loss on derivative liability	-	0%	(3,010,994)	85%	3,010,994	-100%
Accretion expense	(3,155)	5%	(265,356)	7%	262,201	-99%
Interest expense	(13,037)	19%	(251,962)	7%	238,925	-95%
Legal claim expense	(185,833)	276%	-	0%	(185,833)	N/A
Provision for losses on related party transactions	-	0%	(83,285)	2%	83,285	-100%
Total Other Items (TOI)	(67,298)	100%	(3,551,470)	100%	3,484,172	-98%

Grant Income is related to reimbursing expenses for amounts spent on project activities related to the grant agreement with Horizon Europe, which is a program delegated by the European Commission. Grant income was $128,430 for the quarter ended December 31, 2025, compared to $42,071 for the quarter ended December 31, 2024. This project is expected to end in August 2026.

Other Income is related to interest received from interest-bearing bank accounts. Other income decreased by $11,759, or 65%, to $6,297 for the quarter ended December 31, 2025, compared to $18,056 for the quarter ended December 31, 2024.

Loss on derivative liability is the result of measuring the derivative liability embedded in the convertible debenture using the Monte-Carlo binomial valuation model. Based on estimates for the quarter ended December 31, 2024, the fair value of derivative liability of the convertible debenture of $3.01 million. There was no such expense during the quarter ended December 31, 2025.

Accretion Expense is related to the increase in the carrying value of the discounted value of the convertible debenture converted in 2025. Accretion expense was 3,155 for the quarter ended December 31, 2025, compared to an expense of $265,356 for the quarter ended December 31, 2024.

Interest Expense is related to interest incurred in the conversion of the convertible debenture converted in the nine months ended December 31, 2024, interest incurred in the loan payable, and the interest related to the financing of the director’s and officer’s insurance. Interest expense decreased by $238,925, or 95%, to $13,037 for the quarter ended December 31, 2025, compared to an expense of $251,962 for the quarter ended December 31, 2024. This decrease is primarily due to the conversion of the convertible debenture during the quarter ended December 31, 2024.

Legal Claim Expense was $185,833 for the quarter ended December 31, 2025, there was no such expense for the quarter ended December 31, 2024. This amount is interest accrued in connection with the David Thomson arbitration award, which was confirmed by the Los Angeles Superior Court in the quarter ended June 30, 2025. There was no such expense in the quarter ended December 31, 2024.

Provision for Loss on Related Party Transactions was $83,285 for the quarter ended December 31, 2024. There was no provision for the quarter ended December 31, 2025. The provision for loss on related party transactions includes amounts due from Cyberlab LLC (“Cyberlab”) and the Spatial Web Foundation (“SWF”), entities controlled or associated with the Company’s founders, Dan Mapes and Gabriel Rene.

●	The related expenses arose primarily from payments made by the Company on behalf of these related parties to third-party vendors.
●	Although these amounts are expected to be settled through future service agreements, management performed a credit assessment in accordance with the current expected credit loss (“CECL”) model under ASC 326. Based on this assessment, management determined that there is significant uncertainty regarding the timing and collectability of these receivables. As of December 31, 2025, management concluded that full repayment is not probable within a reasonable timeframe.

Net Loss decreased by $11.33 million, or 67%, to $5.48 million for the quarter ended December 31, 2025, compared to a net loss of $16.81 million for the quarter ended December 31, 2024.

FINANCIAL RESULTS FOR THE NINE MONTHS ENDED DECEMBER 31, 2025, COMPARED TO THE NINE MONTHS ENDED DECEMBER 31, 2024

SELECTED FINANCIAL INFORMATION

	Nine months ended December 31,
	2025	2024	$ Change	% Change
REVENUE	$818,632	$155,000	$663,632	428%
COST OF REVENUE (excluding depreciation)	(547,103)	(145,000)	(402,103)	277%
GROSS PROFIT	271,529	10,000	261,529	2615%
OPERATING EXPENSES
Cash expenses
Accounting fees	(454,115)	(428,364)	(25,751)	6%
Consulting fees	(1,877,768)	(2,240,308)	362,540	-16%
Investor relations and marketing	(2,365,692)	(4,089,656)	1,723,964	-42%
Legal fees	(1,715,773)	(1,066,515)	(649,258)	61%
Board fees	(200,910)	(134,334)	(66,576)	50%
Office and general	(1,603,715)	(1,416,785)	(186,930)	13%
Personnel expenses	(2,616,144)	(2,530,730)	(85,414)	3%
Rent	(42,582)	(75,487)	32,905	-44%
Research and development	(11,862,632)	(11,246,495)	(616,137)	5%
Travel and meals	(329,267)	(352,062)	22,795	-6%
	(23,068,598)	(23,580,736)	512,138	-2%
Non-cash expenses
Depreciation	(70,408)	(138,088)	67,680	-49%
Provision for contract settlement	-	(1,252,076)	1,252,076	-100%
Share based payments	(2,036,450)	(8,855,582)	6,819,132	-77%
	(2,106,858)	(10,245,746)	8,138,888	-79%
TOTAL EXPENSES	(25,175,456)	(33,826,482)	8,651,026	-26%
OTHER ITEMS:
Grant income	210,339	98,105	112,234	114%
Other income	507,558	68,026	439,532	646%
Loss on derivative liability	-	(546,121)	546,121	-100%
Accretion expense	(3,155)	(719,195)	716,040	-100%
Interest expense	(25,291)	(545,000)	519,709	-95%
Legal claim expense	(768,086)	1,666,000	(2,434,086)	-146%
Provision for losses on related party transactions	-	(479,809)	479,809	-100%
NET LOSS	(24,982,562)	(34,274,476)	9,291,914	-27%
Loss Per Class A Subordinate Voting Shares - Basic and Diluted	$(2.50)	$(7.12)	$4.63	-65%
Loss Per Class B Proportionate Voting Shares - Basic and Diluted	$(15.60)	$-	$(15.60)	N/A
Class A Subordinate Voting Shares used in computing earnings per share - Basic and Diluted	9,858,896	4,811,546	5,047,351	105%
Class B Proportionate Voting Shares used in computing earnings per share - Basic and Diluted	23,909	-	23,909	N/A

NINE MONTHS ENDED DECEMBER 31, 2025, COMPARED TO THE NINE MONTHS ENDED DECEMBER 31, 2024

	December 31, 2025	% of Revenue	December 31, 2024	% of Revenue	$ Change	% Change
REVENUE	$818,632		$155,000		$663,632	428%
COST OF REVENUE (excluding depreciation)	(547,103)	67%	(145,000)	94%	(402,103)	277%
GROSS PROFIT	271,529	33%	10,000	6%	261,529	2615%

Revenue was $818,632 for the nine months ended December 31, 2025, which consisted of revenue from Genius Platform customers ($685,250) and subscriptions to the Genius platform ($133,382). Revenue for the nine months ended December 31, 2024 was $155,000, which is related to the conclusion of a proof-of-concept project.

Cost of revenue consists of personnel and contractors’ costs directly related to the delivery of services to the customers. Cost of Revenue was $254,551 for the nine months ended December 31, 2025, which related to the revenue referenced above. Cost of revenue for the nine months ended December 31, 2024 was $145,000, which is related to the conclusion of a proof-of-concept project. Cost of revenue as a percentage of revenue was 64% for the quarter ending December 31, 2025, compared to 94% for the quarter ending December 31, 2024, which reflects the economics associated with our core Genius Platform.

Gross profit represents the revenue minus the cost of revenue. Gross profit was $271,529 for the nine months ended December 31, 2025, compared to $10,000 reported for the nine months ended December 31, 2024. Gross profit as a percentage of revenue was 33% for the quarter ending December 31, 2025, compared to 6% for the quarter ending December 31, 2024, which reflects the economics associated with our core Genius Platform.

Operating expenses are allocated between cash and non-cash expenses. We allocated expenses on this basis to calculate and understand the Company’s cash flow from operations and liquidity, which we believe are important financial and operating metrics.

Cash expenses consist of the items below. Total Cash Expenses (“TCE”) decreased by $512,138, or 2%, to $23.01 million for the nine months ended December 31, 2025, compared to $23.58 million for the nine months ended December 31, 2024.

	December 31, 2025	% of TCE	December 31, 2024	% of TCE	$ Change	% Change
Cash expenses
Accounting fees	(454,115)	2%	(428,364)	2%	(25,751)	6%
Consulting fees	(1,877,768)	8%	(2,240,308)	10%	362,540	-16%
Investor relations and marketing	(2,365,692)	10%	(4,089,656)	17%	1,723,964	-42%
Legal fees	(1,715,773)	7%	(1,066,515)	5%	(649,258)	61%
Board fees	(200,910)	1%	(134,334)	1%	(66,576)	50%
Office and general	(1,603,715)	7%	(1,416,785)	6%	(186,930)	13%
Personnel expenses	(2,616,144)	11%	(2,530,730)	11%	(85,414)	3%
Rent	(42,582)	0%	(75,487)	0%	32,905	-44%
Research and development	(11,862,632)	51%	(11,246,495)	48%	(616,137)	5%
Travel and meals	(329,267)	1%	(352,062)	1%	22,795	-6%
Total Cash Expenses (TCE)	(23,068,598)	100%	(23,580,736)	100%	512,138	-2%

Accounting Fees are related to accounting staff and external audit fees. Accounting fees increased by $25,751, or 6%, to $454,115 for the nine months ended December 31, 2025, compared to $428,364 for the nine months ended December 31, 2024. Accounting Fees were 2% of TCE for the nine months ended December 31, 2025 and for the nine months ended December 31, 2024. The increase of $25,751 is primarily due to additional costs associated with translating our financial statements to USGAAP and complying with new SEC reporting requirements.

Consulting Fees are related to financial advisory and general consulting services. Consulting Fees decreased by $362,540, or 16%, to $1.88 million for the nine months ended December 31, 2025, compared to $2.24 million for the nine months ended December 31, 2024. Consulting Fees were 8% of TCE for the nine months ended December 31, 2025, compared to 10% for the nine months ended December 31, 2024.

○	Financial advisory services was $1.30 million for the nine months ended December 31, 2025, compared to $1.73 million for the nine months ended December 31, 2024. The decrease of $429,522 is primarily due to less fees paid to financial advisors in connection with funds raised by the Company: The Company raised $17.03 million in net proceeds during the nine months ended December 31, 2025, compared to $24.45 million during the nine months ended December 31, 2024.
○	General consulting services was $581,872 for the nine months ended December 31, 2025, compared to $514,890 for the nine months ended December 31, 2024. The increase of $66,982 is primarily due to a consulting firm hired to provide business and technology insights ($94,449) during the nine months ended December 31, 2025.

Investor Relations and Marketing are related to messaging, marketing, and advertising of the Company and its products to potential users, and to develop general Company and brand awareness as well as investor relations initiatives in media, roadshows, and on social media. Investor Relations and Marketing decreased by $1.72 million, or 42%, to $2.37 million for the nine months ended December 31, 2025, compared to $4.09 million for the nine months ended December 31, 2024. Investor Relations and Marketing was 10% of TCE for the nine months ended December 31, 2025, compared to 17% for the nine months ended December 31, 2024. These expenses are currently combined, as the initiatives to market the product and services of the Company and investment in the Company are intertwined and indistinguishable. As the Company begins to market its core products and services, marketing and investor relations expenses will be separated. The decrease in Investor Relations and Marketing is due to:

○	Marketing and investor awareness decreased by $1.06 million or 37% to $1.78 million for the nine months ended December 31, 2025, compared to $2.84 million for the nine months ended December 31, 2024. The decrease is a result of fewer consultants engaged to perform marketing and investor awareness activities during the nine months ended December 31, 2025 compared to the nine months ended September 20, 2024.
○	Business development decreased by $666,151 or 53% to $583,098 for the nine months ended December 31, 2025, compared to $1.25 million for the nine months ended December 31, 2024. The decrease is a result of fewer consultants engaged to perform business development activities during the nine months ended December 31, 2025 compared to the nine months ended September 20, 2024.

Legal Fees are related to fees paid to external counsel in the US and Canada. Legal fees increased by $649,258, or 61%, to $1.71 million for the nine months ended December 31, 2025, compared to $1.07 million for the nine months ended December 31, 2024. Legal fees were 7% of TCE for the nine months ended December 31, 2025, compared to 5% for the nine months ended December 31, 2024. The increase of $649,258 for the nine months ended December 31, 2025 was primarily due to increased legal costs associated with the Company becoming a U.S. SEC reporting on April 1, 2025, which requires additional disclosure and reporting.

Board Fees are related to costs associated with Board members. Board Fees increased by $66,576, or 50%, to $200,910 for the nine months ended December 31, 2025, compared to $134,334 for the nine months ended December 31, 2024. Board Fees were 1% of TCE for the nine months ended December 31, 2025 and for the nine months ended December 31, 2024. The increase of $66,576 is due to increased fees paid to board members during the nine months ended December 31, 2025, compared to the nine months ended December 31, 2024.

Office and General Expenses are related to subscriptions, insurance, transaction fees, and general expenses of the Company. Office and general expenses increased by $186,930, or 13%, to $1.60 million for the nine months ended December 31, 2025, compared to $1.42 million for the nine months ended December 31, 2024. Office and General Expenses was 7% of TCE for the nine months ended December 31, 2025, compared to 6% for the nine months ended December 31, 2024. The increase of $186,930 for the nine months ended December 31, 2025 is primarily due to higher Directors and Officers (“D&O”) insurance premium cost of $249,884 resulting from increased coverage as the Company became a U.S. SEC reporting on April 1, 2025, which requires additional disclosure and reporting.

Personnel expenses are related to general and administrative payroll costs, including benefits and payroll taxes. Personnel expenses increased by $85,414, or 3%, to $2.61 million for the nine months ended December 31, 2025, compared to $2.53 million for the nine months ended December 31, 2024. Personnel expenses were 11% of TCE for the nine months ended December 31, 2025 and for the nine months ended December 31, 2024. The increase of $85,414 in personnel expenses is primarily due to the higher salaries paid to personnel during the nine months ended December 31, 2025, compared to the salaries and fees paid to personnel during the nine months ended December 31, 2024.

Rent is related to payments for office and other spaces utilized by the Company. Rent decreased by $32,905, or 44%, to $42,582 for the nine months ended December 31, 2025, compared to $75,487 for the nine months ended December 31, 2024. Rent expense accounted for less than 1% of TCE for the nine months ended December 31, 2025 and for the nine months ended December 31, 2024.

Research and Development (R&D) is related to payroll and contractor costs associated with developing the Company’s product. R&D increased by $616,137, or 5%, to $11.86 million for the nine months ended December 31, 2025, compared to $11.25 million for the nine months ended December 31, 2024. R&D was 51% of TCE for the nine months ended December 31, 2025, as compared to 48% for the nine months ended December 31, 2024. The increase of $616,137 is primarily due to the higher salaries and fees paid to personnel during the nine months ended December 31, 2025, compared to the salaries and fees paid to personnel during the nine months ended December 31, 2024.

Travel and Meals are related to expenses related to meals, airfare, transportation, and other related expenses. Travel and Meals decreased by $22,795, or 6%, to $329,267 for the nine months ending December 31, 2025, compared to $352,062 for the nine months ended December 31, 2024. Travel and Meals were 1% of TCE for the nine months ended December 31, 2025 and for the nine months ended December 31, 2024.

NON-CASH EXPENSES – Consisted of the items below. Non-Cash Expenses decreased by $8.14 million, or 79%, to $2.10 million for the nine months ended December 31, 2025, compared to $10.25 million for the nine months ended December 31, 2024.

	December 31, 2025	% of TNCE	December 31, 2024	% of TNCE	$ Change	% Change
Non-cash expenses
Depreciation	(70,408)	3%	(138,088)	1%	67,680	-49%
Provision for contract settlement	-	0%	(1,252,076)	12%	1,252,076	-100%
Share based payments	(2,036,450)	97%	(8,855,582)	86%	6,819,132	-77%
Total Non Cash Expenses (TNCE)	(2,106,858)	100%	(10,245,746)	100%	8,138,888	-79%

Depreciation is related to the decrease in the useful life of computer and other equipment. Depreciation decreased by $67,680, or 49%, to $70,408 for the nine months ended December 31, 2025, compared to $138,088 for the nine months ended December 31, 2024. The decrease of $67,680 for the nine months ended December 31, 2025 is due to certain assets reaching the end of their three-year useful life.

Provision for contract settlement is related to the unbilled balance of the SaaS project terminated in August 2024. Provision for contract settlement was $1.25 million for the nine months ended December 31, 2024. There was no comparable expense for the nine months ended December 31, 2025.

Share based payments are related to the Black-Scholes valuation and vesting of stock options and Restricted Share Units (RSUs) granted to the Company’s employees, contractors, and consultants. Share-based payments decreased by $6.82 million, or 77%, to $2.03 million for the nine months ended December 31, 2025, compared to $8.86 million for the nine months ended December 31, 2024. This decrease is primarily due to the decline in the fair value of RSUs, which are tied to the Class A Subordinate Voting Share price as of the balance sheet date for the nine months ended December 31, 2025, compared to nine months ended December 31, 2024. The decrease for the nine months ended December 31, 2025 was partially offset by a higher number of Options granted during the nine months ended December 31, 2025. For a detailed breakdown of the changes, please refer to the table below.

Share based payments	Stock Options	RSUs	Total
Previous years graded vesting	860,673	-	860,673
Revaluation RSUs 2023	-	(62,339)	(62,339)
New grants Q1 2024	196,119	56,989	253,108
New grants Q2 2024	1,178,861	3,771,684	4,950,545
New grants Q3 2024	1,334,636	2,927,997	4,262,633
Cancelled options / RSUs	(1,396,321)	(12,717)	(1,409,038)
Balance, December 31, 2024	$2,173,968	$6,681,614	$8,855,582

Previous years graded vesting	1,337,858	-	1,337,858
Previous years RSUs revaluation	-	(2,611,348)	(2,611,348)
New grants Q1 2026	258,056	344,431	602,487
New grants Q2 2026	2,118,326	32,054	2,150,380
New grants Q3 2026	470,072	38,397	508,469
RSU milestone conversion	-	230,491	230,491
RSUs/Shares cancellation	-	(181,887)	(181,887)
Balance, December 31, 2025	$4,184,312	$(2,147,862)	$2,036,450

Total Operating expenses decreased by $8.65 million, or 26%, to $25.18 million for the nine months ended December 31, 2025, compared to $33.83 million for the nine months ended December 31, 2024. The decrease of $8.65 million for the nine months ended December 31, 2025 is primarily due to $6.82 million in non-cash expense associated with share based payments, $1.25 million in non-cash expenses associated with the provision for contract settlement during the nine months ended December 31, 2024 that was not present during the nine months ended December 31, 2025, as well as a decrease in expenses associated with investors relation and marketing, which decreased by $1.72 million. The decrease during the nine months ended December 31, 2025 was partially offset by increases in legal fees of $649,258 and R&D of $616,137 during the nine months ended December 31, 2025.

Other Items consisted of the items below. Other Items resulted in a loss of $78,635 for the nine months ended December 31, 2025, compared to a loss of $457,994 for the nine months ended December 31, 2024.

	December 31, 2025	% TOI	December 31, 2024	% TOI	$ Change	% Change
OTHER ITEMS:
Grant income	210,339	-267%	98,105	-21%	112,234	114%
Other income	507,558	-645%	68,026	-15%	439,532	646%
Loss on derivative liability	-	0%	(546,121)	119%	546,121	-100%
Accretion expense	(3,155)	4%	(719,195)	157%	716,040	-100%
Interest expense	(25,291)	32%	(545,000)	119%	519,709	-95%
Legal claim expense	(768,086)	977%	1,666,000	-364%	(2,434,086)	-146%
Provision for losses on related party transactions	-	0%	(479,809)	105%	479,809	-100%
Total Other Items (TOI)	(78,635)	100%	(457,994)	100%	379,359	-83%

Grant Income is related to the reimbursement of expenses for amounts spent on project activities related to the grant agreement with Horizon Europe, which is a program delegated by the European Commission. Grant income was $210,339 for the nine months ended December 31, 2025, compared to $98,105 for the nine months ended December 31, 2024. This project is expected to end in August 2026.

Other Income is related to R&D tax credits and interest received from interest-bearing bank accounts. Other income increased by $439,532, or 646%, to $507,558 for the nine months ended December 31, 2025, compared to $68,026 for the nine months ended December 31, 2024. This increase is primarily due to $416,208 of R&D tax credits received during the nine months ended December 31, 2025.

Loss on derivative liability is the result of measuring the derivative liability embedded in the convertible debenture using the Monte-Carlo binomial. Based on estimates during the nine months ended December 31, 2024, the fair value of derivative liability of the convertible debenture was $546,121. There was no such expense during the nine months ended December 31, 2025.

Accretion Expense is related to the increase in the carrying value of the discounted value of the convertible debenture converted in 2025. Accretion expense was $3,155 for the nine months ended December 31, 2025, compared to an expense of $719,195 during the nine months ended December 31, 2024.

Interest Expense is related to interest incurred in the conversion of the convertible debenture converted in the nine months ended December 31, 2024, interest incurred in the loan payable, and the interest related to the financing of the director’s and officer’s insurance. Interest expense decreased $519,709, or 95%, to $25,291 for the nine months ended December 31, 2025, compared $545,000 for the nine months ended December 31, 2024. This decrease is primarily due to the conversion of the convertible debenture during the nine months ended December 31, 2024.

Legal Claim Expense was $768,086 for the nine months ended December 31, 2025, compared to a gain of $1.67 million for the nine months ended December 31, 2024. This amount is interest accrued in connection with the David Thomson arbitration award, which was confirmed by the Los Angeles Superior Court during the nine months ended December 31, 2025. The gain reported in the nine months ended December 31, 2024 was related to insurance proceeds received by the Company.

Provision for Loss on Related Party Transactions was $479,809 for the nine months ended December 31, 2024. There was no provision for the nine months ended December 31, 2025. The provision for loss on related party transactions includes amounts due from Cyberlab LLC (“Cyberlab”) and the Spatial Web Foundation (“SWF”), entities controlled or associated with the Company’s founders, Dan Mapes and Gabriel Rene.

●	The related expenses arose primarily from payments made by the Company on behalf of these related parties to third-party vendors.
●	Although these amounts are expected to be settled through future service agreements, management performed a credit assessment in accordance with the current expected credit loss (“CECL”) model under ASC 326. Based on this assessment, management determined that there is significant uncertainty regarding the timing and collectability of these receivables. As of December 31, 2025, management concluded that full repayment is not probable within a reasonable timeframe.

Net Loss decreased by $9.29 million, or 27%, to $24.98 million for the nine months ended December 31, 2025, compared to a net loss of $34.27 million for the nine months ended December 31, 2024.

LIQUIDITY AND CAPITAL RESOURCES

Verses is a development-stage technology cognitive computing company specializing in researching, developing, and selling next generation intelligence software systems. We are primarily focused on developing an intelligence-as-a-service smart software platform called Genius. As described above, for the nine month period ended December 31, 2025, we reported Total Cash Expense (“TCE”) of $17.50 million, and for the nine month period ended December 31, 2024, we reported TCE of $17.26 million. Our largest cash expense is associated with research and development, comprising $8.54 million or 49% of TCE for the nine months ended December 31, 2025; $8.26 million or 48% of TCE for the nine month period ended December 31, 2024. We anticipate that research and development will continue to be our largest expense, and that we will continue to have negative operating cash flow for the foreseeable future as we continue to invest in research and product development, as well as commercialization, marketing and sales of our systems and cannot accurately project when we will generate positive operating cash flow. Our average monthly cash used by operating activities, as described below, was $2.69 million per month for the past 24 months and $2.73 million for the past 3 months, which reflects an increase in research and development. We anticipate that our average monthly cash used in operations activity will increase as we commercialize, market, and sell our systems and that over time, the revenue generated from product sales will offset the increased costs of commercialization, marketing, and sales and will position the company to generate positive operating cash flow. Our approach to managing liquidity is to ensure, to the extent possible, that we always have sufficient liquidity to meet our obligations as they become due, and we do so by monitoring cash flow and performing budget-to-actual analysis on a regular basis.

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

	December 31, 2025	March 31, 2025
Cash	67,954	4,816,906
Current assets, including cash	2,099,705	6,183,082
Total Assets	$2,290,444	$6,376,575

Current liabilities	15,347,167	15,106,292
Other liabilities	141,036	139,039
Shareholder’s deficiency	(13,197,759)	(8,868,756)
Total liabilities and shareholder’s deficiency	$2,290,444	$6,376,575

Cash decreased to $67,954 as of December 31, 2025, compared to $4.82 million as of March 31, 2025. Working capital is current assets minus current liabilities, including the current portion of long-term debt. The Company had a working capital deficit of $8.04 million as of December 31, 2025, compared to a working capital deficit of $8.92 million as of the fiscal year ended March 31, 2025.

For the nine months ended	December 31, 2025	December 31, 2024	Change
Cash provided by (used) in operating activities	$(21,788,300)	$(24,762,761)	$2,974,461
Cash provided by (used) in investing activities	(65,285)	(30,580)	(34,705)
Cash provided by (used) in financing activities	17,025,432	24,448,030	(7,422,598)
Foreign exchange effect on cash	79,201	329,535	(250,334)
Net change in cash during the period	$(4,748,952)	$(15,776)	$(4,733,176)

Cash used in operating activities is comprised of net loss, add-back of non-cash expenses, and net change in non-cash working capital items. Cash used in operating activities decreased by $2.98 million to $21.79 million during the nine months ended December 31, 2025, compared to $24.76 million during the nine months ended December 31, 2024. The increase is primarily due to a higher provision for legal claim ($2.48 million) and higher accounts payable ($899,887).

Cash used in investing activities primarily reflects purchases of computer equipment. During the nine months ended December 31, 2025, the Company capital expenditures associated with computers and other equipment increased by $34,704 to $65,285, compared to $30,580 during the nine months ended December 31, 2024.

Cash provided by financing activities relates to the instruments used by the Company to fund its working capital needs. Cash provided by financing activities was $17.02 million during the nine months ended December 31, 2025 compared to $24.48 million during the nine months ended December 31, 2024.

○	During the nine months ended December 31, 2025 the Company received (used)

-	Received $13.17 million net proceeds from the issuance of Units.
-

Received $1.57 million net proceeds from the issuance of equity instruments.

Received $495,880 net proceeds from the issuance of contingent receivable.

Received $1.86 million net proceeds from the issuance of convertible debentures.

-	Used $(25,993) as expenses related to the European Grant (Horizon Europe, which is a program delegated under the European Commission).
-	Used $(1.938) on the repayment of loans.

○	During the nine months ended December 31, 2024 the Company received (used)

-	Received $10.00 million for the issuance of convertible debentures.
-	Received $8.14million net proceeds from the issuance of special warrants.
-	Received $6.17 million net proceeds from the issuance of Units.
-	Received $2.02 million from the issuance of equity instruments. Received $122,748 from the European Grant (Horizon Europe, which is a program delegated under the European Commission).
-	Used $(2.00) million on the repayment of promissory notes.

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

Contingent asset

The contingent receivable represents the Company’s right to receive 11 variable monthly cash installments. times the percent increase or decrease between the benchmark price of CAD$7.75 ($5.65 at balance sheet rate) and the trailing 20-day Value Weighted Average Price. The Company is responsible to pay 8% brokerage fee with each tranche. The amounts ultimately received may be greater or less than the scheduled installments depending on future share price performance, and there is no guaranteed minimum amount.

Changes in key assumptions, particularly expected share price volatility or future share price performance relative to the benchmark price, could result in material changes to the estimated fair value of the contingent receivable and impact the Company’s results of operations. Management believes the assumptions used are reasonable; however, actual outcomes may differ materially from those estimates.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Principal Executive Officer and Principal Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of December 31, 2025, the end of the period covered by this Quarterly Report on Form 10-Q. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost benefit relationship of possible controls and procedures. Based on such evaluation, our Principal Executive Officer and Principal Financial Officer have concluded that, as of the end of the period covered by this report, our disclosure controls and procedures were not effective to ensure that the information required to be disclosed by us in the reports that we file or submit under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in SEC’s rules and forms and (ii) accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosures.

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

Changes in Internal Control Over Financial Reporting

Other than as described above, there have been no changes in our internal control over financial reporting that occurred during our last fiscal quarter ended December 31, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

On July 13, 2022, David Thomson, a former independent contractor, filed a claim against one of the Company’s U.S. subsidiaries, Verses Technologies USA Inc. (“VTU”), Cyberlab LLC (“Cyberlab”), and two directors/officers of the Company in Los Angeles Superior Court. The claim alleged violations of various sections of the California Corporations Code, breach of contract, breach of the implied covenant of good faith and fair dealing, and unjust enrichment. Plaintiff claimed as much as $5,000,000 in damages, subject to proof. On September 1, 2022, VTU filed an answer denying any wrongdoing, and also made its own counterclaim against Mr. Thomson. The cross-claims against David Thomson included: (i) misappropriation of trade secrets; (ii) breach of contract; (iii) violation of the California Computer Data Access and Fraud Act (“CDAFA”); and (iv) violation of the Economic Espionage Act along with three additional cross-claims (alleging violation of the Computer Fraud and Abuse Act, conversion, violation of the Stored Communications Act, respectively) that were subsequently dismissed by the Court. VTU, for its part, sought to recover both compensatory and punitive damages from Mr. Thomson, as well as restitution of any ill-gotten gains and an award of reasonable attorneys’ fees. The arbitration was conducted for a total of 13 days over a period from February 5 through April 3, 2024, via a single arbitrator at the American Arbitration Association. The CDAFA claim was dismissed by the Arbitrator, but the claims for trade secret misappropriation, breach of contract and unjust enrichment were allowed to move forward. A final arbitration award was issued on May 17, 2024. The final award imposed liability against: (i) VTU, jointly and severally with Cyberlab, LLC, a company owned by the Company’s former president and current President Emeritus, Director of Global Development and a director of the Company, Dan Mapes, in the amount of $6,307,258, inclusive of interest; and (ii) Cyberlab, LLC, VTU and its principals, Gabriel René and Dan Mapes, jointly and severally, for damages in the amount of $1,900,000, interest of $709,973 costs of $64,303 and the fees of plaintiff’s counsel totaling $920,231. To resolve their part of joint and several liability, Mr. René and Mr. Mapes are working toward satisfying the portion of the award that applies to them as individuals, including $1,666,000 proceeds from insurance. The remaining liability belongs to VTU. Initial good faith payments of $1,791,000 have been made to the claimant. On January 24, 2025, Mr. Thomson filed a Petition to Confirm the Arbitration Award with the Los Angeles Superior Court. A hearing on the Petition was held and on May 8, 2025, the Petition was confirmed for approximately $9,900,000 together with interest accrued thereon. We recorded the total amount of this award as an expense incurred during our fiscal year ended March 31, 2024, while in the following fiscal year we recorded as income the $1,666,000 insurance payment received by Mr. Mapes and Mr. Rene, which was partially offset by an aggregate of $817,787 of interest that accrued on the total award during the most recently completed fiscal year ended.

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

On or about November 7, 2025, a subsidiary of the Company (VTU) was served with a copy of a summons and complaint for a Wyoming civil action for, inter alia, breach of contract and unjust enrichment from a Florida resident (Philip Plough) based upon a ~$35,000 loan (paid in cryptocurrency) made to an unrelated third party entity (XYZ Global Technologies, Inc.), and entity which Mr. Mapes and Mr. Rene, Officers and Directors of the Company were associated with. Along with XYZ, VTU and the Company, Mr. Mapes and Mr. Rene were also named in the Complaint as individuals along with a law firm (Gresham International America LLC) that specializes in fintech compliance services. The Complaint seeks $1,856,000 in compensatory damages, as well as punitive / exemplary damages and injunctive relief. On or about January 8, 2026, counsel for Plaintiff served a group of applications for “default judgment” against several defendants — including some that appear to have never been properly served or that have filed challenges to the court’s jurisdiction. The Company was also included, even though it too never accepted service of process or consented to personal jurisdiction.

However, because VTU is a Wyoming corporation, it did not challenge proper service or jurisdiction, and an Answer was filed on its behalf in late December 2025. VTU denied the allegations made against it, highlighting that the loan document in question (i.e. a promissory note) makes no mention of VTU or the Company, and that to the best of its knowledge neither one ever had any involvement with or received any funds from the 2018 loan to XYZ. XYZ has never done any business with VTU or the Company, and neither the Company nor VTU have any stock or other ownership interest in or day-to-day involvement with XYZ. Likewise, XYZ owns no stock in and has no day-to-day involvement with the Company or VTU. The case is otherwise still in its early stages. No hearings have been held and no discovery has been taken by either side.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 5. OTHER INFORMATION

Rule 10b5-1 Trading Plans

During the fiscal quarter ended December 31, 2025, none of the Company’s directors or executive officers adopted or terminated any contract, instruction or written plan for the purchase or sale of Company securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement.”

ITEM 6. EXHIBITS

Exhibit No.	Description
31.1*	Certification of Chief Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Chief Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to Rule 13a-14(b) of the Exchange Act and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	Inline XBRL Instance Document
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104*	Cover Page Interactive Data File - the cover page from the Registrant’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2025 is formatted in Inline XBRL

*	Filed herewith.

**	Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

VERSES AI INC.

Date: February 20, 2026	By:	/s/ David Scott
David Scott
Chief Executive Officer
(Principal Executive Officer)

Date: February 20, 2026	By:	/s/ James Christodoulou
James Christodoulou
Chief Financial Officer
(Principal Financial Officer)

-57-